Form 10-Q
period 2009-09-30
AGA Medical Holdings, Inc.
filed 2009-11-13
CIK 1421419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-34494

AGA MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1815457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Nos.)

5050 Nathan Lane North, Plymouth, MN	55442
(Address of principal executive offices)	(Zip Code)

(763) 513-9227
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

There were 50,094,145 shares of AGA MEDICAL HOLDINGS, INC. common stock with a par value of $0.01 outstanding as of the close of business on November 13, 2009.

AGA MEDICAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,926	$22,808
Restricted cash	34	59
Accounts receivable, less allowance for doubtful accounts of $898 and $933 at September 30, 2009 and December 31, 2008, respectively	45,014	26,851
Inventory	12,722	10,680
Prepaid expenses	915	1,019
Income tax receivable	65	—
Deferred tax assets, net	7,684	8,282
Total current assets	80,360	69,699
Property and equipment, net	38,991	35,103
Goodwill	85,778	63,009
Intangible assets, net	117,270	95,128
Other assets, net	7,853	7,735
Deferred financing costs, net	2,539	1,654
Total assets	$332,791	$272,328

See notes to unaudited consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Reserve for customer returns	$9,374	$8,025
Trade accounts payable	9,848	9,693
Accrued royalties	2,260	1,933
Accrued interest	5,219	3,132
Accrued wages	9,227	7,373
Short-term obligations to former distributors, less discount	7,692	1,500
Accrued expenses	6,182	6,642
Income taxes payable	2,048	855
Total current liabilities	51,850	39,153
Long-term debt, less current portion	221,962	206,883
Senior subordinated note payable, less discount of $4,252 and $3,441 at September 30, 2009 and December 31, 2008, respectively	60,748	46,559
Long-term obligations to former distributors, less discount	10,017	—
Deferred tax liabilities	33,349	28,432
Accrued income taxes	2,508	3,188
Series A preferred stock, $0.001 par value:
Authorized shares—149
Issued and outstanding shares—129 at September 30, 2009 and December 31, 2008	178,313	166,044
Series B preferred stock, $0.001 par value:
Authorized shares—2
Issued and outstanding shares—2 at September 30, 2009 and none at December 31, 2008	2,021	—
Class A common stock, $0.01 par value:
Authorized shares—20,000
Issued and outstanding shares—6,600 at September 30, 2009 and December 31, 2008	9,157	8,527
Stockholders’ deficit:
Common stock, $0.01 par value:
Authorized shares—47,552
Issued and outstanding shares—20,559 at September 30, 2009 and December 31, 2008	206	206
Class B common stock, $0.01 par value:
Authorized shares—35,000
Issued and outstanding shares—none at September 30, 2009 and 37 at December 31, 2008	—	—
Additional paid-in capital	—	—
Excess purchase price over Predecessor basis	(63,500)	(63,500)
Accumulated other comprehensive income	439	(1,646)
Accumulated deficit	(174,279)	(161,518)
Total stockholders’ deficit	(237,134)	(226,458)
Total liabilities and stockholders’ deficit	$332,791	$272,328

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$50,158	$43,638	$144,540	$124,483
Cost of goods sold	6,599	6,662	23,603	19,119
Gross profit	43,559	36,976	120,937	105,364

Operating expenses:
Selling, general and administrative	25,441	15,705	71,897	47,461
Research and development	8,428	7,562	24,905	23,772
Amortization of intangible assets	5,077	3,977	14,972	11,668
Change in purchase consideration	(353)	—	(1,051)	—
Loss (gain) on disposal of asset	2	56	(23)	70
Total operating expenses	38,595	27,300	110,700	82,971
Operating income	4,964	9,676	10,237	22,393

Investment income (loss)	—	(282)	(2,352)	(908)
Interest income	20	68	80	176
Interest expense	(3,994)	(4,011)	(12,143)	(12,606)
Other income (expense)	320	(19)	1,595	278
Income (loss) before income taxes	1,310	5,432	(2,583)	9,333

Income tax (benefit) expense	(879)	(443)	(573)	1,105

Net income (loss)	2,189	5,875	(2,010)	8,228

Less Series A and B preferred stock and Class A common stock dividends	(4,569)	(4,063)	(13,040)	(12,878)

Net income (loss) applicable to common stockholders	$(2,380)	$1,812	$(15,050)	$(4,650)

Net income (loss) per common share-basic	$(0.11)	$0.05	$(0.70)	$(0.22)

Net income (loss) per common share-diluted	$(0.11)	$0.04	$(0.70)	$(0.22)

Weighted average common shares-basic	21,483	39,458	21,483	21,483
Weighted average common shares- diluted	21,483	40,894	21,483	21,483

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities
Net income (loss)	$(2,010)	$8,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,764	15,643
Reserve for FCPA settlement	—	(2,000)
Loss on equity investment	2,352	908
Change in deferred taxes	(3,136)	(5,987)
Change in purchase accounting consideration	(1,051)	—
Stock-based compensation	2,538	1,965
Loss (gain) on disposal of property and equipment	(23)	70
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(17,934)	(4,576)
Inventory	2,108	(244)
Prepaid expenses and other assets	(1,440)	(1,865)
Income tax receivable	(65)	—
Reserve for customer returns	1,214	810
Trade accounts payable	186	(3,435)
Income tax payable	1,137	1,990
Accrued income taxes	(680)	(2,157)
Accrued expenses	2,864	1,628
Net cash provided by operating activities	6,824	10,978

Investing activities
Acquisitions	(36,555)	(5,531)
Purchases of property and equipment	(7,511)	(4,003)
Equity investment	—	(1,200)
Increase in restricted cash	(889)	(625)
Net cash used in investing activities	(44,955)	(11,359)

Financing activities
Proceeds from long-term debt	15,000	—
Proceeds from revolving line of credit	15,080	—
Payments on long-term debt	—	(1,000)
Payment of deferred financing fees	(1,625)	—
Proceeds from exercise of stock options	84	10
Purchase of Class B common stock	(333)	(28)
Dividends paid	—	(2,500)
Net cash provided by (used in) financing activities	28,206	(3,518)

Effect of exchange rate changes on cash	1,043	11

Net change in cash and cash equivalents	(8,882)	(3,888)
Cash and cash equivalents at beginning of period	22,808	13,854
Cash and cash equivalents at end of period	$13,926	$9,966

Supplemental disclosures of cash flow information:
Interest paid	$7,760	$12,820

Taxes paid	$3,033	$7,275

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.             Description of Business

AGA Medical Holdings, Inc., a Delaware company (AGA or the Company), is a leading manufacturer of minimally invasive devices to treat structural heart defects and vascular diseases, which the Company markets under the AMPLATZER brand. The Company develops, manufactures and markets a complete line of minimally invasive, transcatheter treatments to occlude, or close holes, relating to seven different types of structural heart defects as well as to occlude abnormal blood vessels outside of the heart. AGA products are sold in 112 countries through a combination of direct sales and the use of distributors. The Company is investing in clinical trials to confirm new indications for existing devices and the development of both line extensions to existing devices and new devices to treat new therapeutic indications. All research and development programs take advantage of AGA’s core competencies in braiding fine wires using an alloy nitinol. The Company has a portfolio of patents to protect its intellectual property rights.

2.             Basis of Presentation

The accompanying unaudited condensed financial statements of AGA have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year.  Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes.  Actual results may differ from those estimates.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financials statements and footnotes included in the Company’s Prospectus dated October 20, 2009 and filed with the Securities and Exchange Commission on October 21, 2009.

The Company’s common stock, basic and diluted net income (loss) per common share and basic and diluted weighted average shares give effect for all periods to the 7.15 for 1.00 reverse stock split of the Company’s common stock which occurred immediately prior to the Company’s October 21, 2009 initial public offering of stock.

The unaudited stockholder’ deficit as of September 30, 2009 does not reflect the conversion of Series A and B preferred stock and Class A common stock into 22,528,453 shares of common stock (after giving effect to the 7.15 for 1.00 reverse stock split) that occurred immediately prior to the completion of the Company’s initial stock offering, or the conversion of accrued and unpaid dividends as of September 30, 2009 of the Company’s Class A common stock and of Series A and Series B preferred stock into the Company’s common stock at the public offering price less the underwriting discount .  See note 18 (“Subsequent Events”).

Critical Accounting Polices and Estimates

Except for the contingent consideration policy as noted below, there have been no material changes to the Company’s critical accounting policies and estimates as described in Note 3 to the Company’s consolidated financial statements included in the Company’s Prospectus dated October 20, 2009 and filed with the Securities and Exchange Commission on October 21, 2009.

Contingent Consideration

Contingent consideration is recorded at the acquisition-date estimated fair value of the contingent milestone for all acquisitions subsequent to January 1, 2009.  The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value included in our consolidated statements of operations.

Foreign Currency Transaction Gain and Losses

Sales originating in the United States denominated in a currency other than the U.S. dollar are generally fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the U.S. dollar and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss and is included in determining net income for the period in which the exchange rate changes. In the first quarter of 2009, the Company initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. The Company generally uses foreign currency forward contracts to hedge transactions related to known inter-company sales and inter-company debt. The Company also may hedge firm commitments. These contracts generally relate to our European operations and are denominated primarily in euros and sterling. All of the Company’s foreign exchange contracts are recognized on the balance sheet at their fair value. The Company does not enter into foreign exchange contracts for speculative purposes. Amounts on the balance sheet at September 30, 2009 are immaterial.

3.             Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States.  On the effective date, all the then-existing non-SEC accounting literature and reporting standards were superseded and deemed nonauthoritative.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements; however, the ASC affected the way the Company references authoritative guidance in its consolidated financial statements.

In May 2009, the FASB issued additional guidance on management’s assessment of subsequent events.  This guidance is contained in ASC Topic 855 (“ASC Topic 855”) and clarifies that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or are available to be issued..  ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted ASC Topic 855 during the three months ended June 30, 2009.  The implementation of ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued additional guidance, ASC Topic 825 (“ASC Topic 825”) under which disclosures about fair value of financial instruments are required for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance requires disclosures in summarized financial information at interim reporting periods and is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC Topic 825 during the three months ended June 30, 2009.  The implementation of ASC Topic 825  did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued additional guidance on derivative instruments and hedging activities disclosure in ASC Topic 815 (“ASC Topic 815”).  ASC Topic 815  applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items. The provisions of ASC Topic 815 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company adopted ACS Topic 815 effective January 1, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued additional guidance on business combinations contained in ASC Topic 805 (“ASC Topic 805”) and additional guidance on noncontrolling interests in consolidated financial statements contained in ASC Topic 810, which are effective for fiscal years beginning after December 15, 2008.  These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.

ASC Topic 805 changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets.  The Company adopted these standards effective January 1, 2009.  The new presentation and disclosure requirements for pre-existing non-controlling interests are retroactively applied to all prior period financial information presented.  See note 14 (“Fair Value Measurements”) for further discussion of the impact the adoption of ASC Topic 805 had on the Company’s results of operations and financial conditions as a result of its acquisitions in the first quarter 2009.

In September 2006, the FASB issued ASC Topic 820 (“ASC Topic 820”), which defines fair value, establishes a framework for the measurement of fair value and enhances disclosure about fair value measurement. The statement does not require any new fair value measures. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The provisions under ASC Topic 820 are effective for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis beginning January 1, 2008 and are expected to be applied prospectively. The Company adopted the provisions of ASC Topic 820 for financial assets and liabilities that are measured at fair value for its fiscal year beginning January 1, 2008. For all other nonfinancial assets and liabilities, the Company adopted ASC Topic 820 effective beginning January 1, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

4.             Recent Acquisitions

Effective April 1, 2008, the Company began direct distribution in Spain as it purchased on such date the distribution rights, inventory and intangible assets from its former Spanish distributor.  The aggregate purchase price was $6.2 million, including cash payments of $3.5 million, forgiveness of amounts owing the Company from the former distributor of $0.4 million and contingent payments of $2.3 million if certain revenue goals were achieved.  Revenue goals were achieved and paid in accordance with the purchase agreement.

On July 1, 2008, the Company purchased assets from its distributor located in Poland, consisting of distribution rights, inventory and intangible assets. The Company established a wholly owned subsidiary in Poland called AGA Medical Polska SP z.o.o. The results of AGA Medical Polska SP’s operations have been included in the financial statements after the date the subsidiary was established. The results of sales to the distributor were included in the financial statements prior to the purchase date. The $1.5 million aggregate purchase price included a

$1.0 million payment made in July 2008 and a payment of $0.5 million to repurchase inventory. In addition, a contingent payment of up to $1.0 million payable is due in July 2009, if certain revenue goals are achieved during this period.  On August 21, 2009 the Company made a $0.3 million contingent payment. No contingent payment amounts were accrued as of September 30, 2009 and December 31, 2008.

The following tables summarize the consideration paid and the estimated fair value of the assets acquired at the date of acquisition.

(in thousands)
Consideration:
Cash payment	$1,000
Accrued payable	500
Total consideration	$1,500

Purchase price allocation:
Inventory	$500
Intangible assets, amortizable	1,000
Total purchase price allocation	$1,500

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years. The intangible assets include a customer list valued at $1.0 million. The fair value of the identifiable intangible assets and inventory were determined by management.

Effective January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its distributor in France. The Company established a wholly owned subsidiary in France called Amplatzer Medical France SAS. The results of Amplatzer Medical France SAS’s operations have been included in the financial statements since the date it was established. The results of sales to the distributor were included in the financial statements prior to the purchase date. The $3.5 million aggregate purchase price includes a payment on April 1, 2009 which as of the acquisition date had a net present value of $1.4 million, $0.8 million for inventory, and a contingent payment in January 2010 which as of the acquisition date had a net present value of $1.3 million payable if certain revenue goals are achieved during this period. On April 1, 2009, the Company made a payment in the amount of $1.4 million.

On January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its two distributors in Portugal. The Company established a wholly owned subsidiary in Portugal called Amplatzer Medical Portugal, Unipessoal LDA. The results of Amplatzer Medical Portugal, Unipessoal LDA’s operations have been included in the financial statements since the date it was established. The results of sales to the distributors were included in the financial statements prior to the purchase date. The $3.5 million aggregate purchase price includes payments of $2.5 million in January 2009, $0.2 million for inventory, and a contingent payment in January 2010 which as of the acquisition date had a net present value of $0.8 million payable if certain revenue goals are achieved during this period.

On January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its distributor in the Netherlands. The results of operations have been included in the financial statements since this date. The results of sales to the distributor were included in the financial statements prior to the purchase date. The $1.0 million aggregate purchase price includes payments of $0.4 million in January 2009, $0.3 million for inventory, and a contingent payment in January 2010 which as of the acquisition date had a net present value of $0.3 million payable if certain revenue goals are achieved during this period.

On January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its distributor in Canada. The Company established a wholly owned subsidiary in Canada called AGA Medical Canada Inc. The results of AGA Medical Canada Inc.’s operations have been included in the financial statements since the date it was established. The results of sales to the distributor were included in the financial statements prior to the purchase date. The $2.8 million aggregate purchase price includes payments of $1.1 million in January 2009,

$0.8 million for inventory, and a contingent payment in January 2010 which as of the acquisition date had a net present value of $0.9 million payable if certain revenue goals are achieved during this period.

On January 8, 2009 (and effective as of January 1, 2009), the Company purchased the distribution rights, inventory, equipment, intangible assets and goodwill from its distributor located in Italy, which under ASC Topic 805 constitutes an acquired business. The Company established a wholly owned subsidiary in Italy called AGA Medical Italia S.R.L. The results of AGA Medical Italia S.R.L.’s operations have been included in the financial statements since the date it was established. The results of sales to the distributor were included in the financial statements prior to the purchase date. The aggregate purchase price was $41.0 million.

The excess purchase price over the fair value of underlying assets acquired and liabilities assumed was allocated to goodwill. The goodwill recorded as a result of the acquisition is not deductible for income tax purposes. The goodwill represents the strategic benefit of growing the Company’s business and the expected revenue growth from increased market penetration from future products and customers. The following tables summarize the consideration paid and the estimated fair value of the assets acquired at the date of acquisition.

(in thousands)
Consideration:
Cash payment	$26,600
Discounted guaranteed and contingent debt obligations	14,400
Total consideration	$41,000
Purchase Price Allocation:
Inventory	$1,900
Goodwill	21,606
Other intangible assets	26,398
Total assets acquired	$49,904
Current liabilities	615
Deferred income taxes, net	8,289
Net assets acquired	$41,000

In addition, the Company has agreed to pay the former owners up to $6.7 million if certain revenue goals are achieved during the first three years following the date of the agreement. The achievements are defined as follows:

Year 2009—$3.1 million guaranteed payment to be paid in January 2010. $2.5 million contingent payment payable in January 2010 if gross revenues of AB Medica-AGA Division S.R.L. exceed 20.0 million Euro

Year 2010—$3.4 million guaranteed payment to be paid in January 2011. $2.2 million contingent payment payable in January 2011 if gross revenues of AB Medica-AGA Division S.R.L. exceed 22.0 million Euro

Year 2011—$3.7 million guaranteed payment to be paid in January 2012. $2.0 million contingent payment payable in January 2012 if gross revenues of AB Medica-AGA Division S.R.L. exceed 24.0 million Euro

On April 1, 2009, the Company made a $2.0 million contingent payment as a result of certain goals that were achieved.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years. The intangible assets include a customer list valued at $24.8 million and a noncompete agreement valued at $1.6 million. The fair value of the identifiable intangible assets and inventory were determined by management.

See note 14  (“Fair Value Measurements”) for the Company’s evaluation of the fair value of all of the Company’s contingent payments as of September 30, 2009.

5.             Goodwill

The following table provides a reconciliation of goodwill (in thousands):

Balance as of December 31, 2008	$63,009
Goodwill acquired—Italy distributor	21,606
Currency translation effect	1,163
Balance as of September 30, 2009 (unaudited)	$85,778

6.             Inventories

Inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory consists of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$6,733	$5,468
Work-in-process	585	614
Finished goods	6,915	6,105
Inventory reserve	(1,511)	(1,507)
	$12,722	$10,680

The Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices.

7.             Property, and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Manufacturing equipment	$5,606	$4,006
Land	5,103	5,103
Office furniture and equipment	17,567	10,659
Building	16,123	16,123
Building improvements	1,632	597
Leasehold improvements	4,122	2,466
Land improvements	1,493	1,478
Construction in progress	643	4,212
	52,289	44,644
Accumulated depreciation	(13,298)	(9,541)
Property and equipment, net	$38,991	$35,103

Total depreciation expense for property and equipment was $1.4 million and $3.7 million for the three and nine months ended September 30, 2009, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2008, respectively.

8.             Debt

At December 31, 2008, there was a borrowing of $9.9 million under the Company’s revolving credit facility, with subsequent borrowings of $5.6 million and $9.5 million on January 2, 2009 and March 20, 2009, respectively. At September 30, 2009, there was a borrowing of $25.0 million under the Company’s revolving credit facility.  Borrowings under the Company’s revolving credit facility bear interest at the alternate base rate or the Eurodollar rate. On October 5, 2008, Lehman Commercial Paper Inc. (LCP) filed for protection under Chapter 11 of the Federal Bankruptcy Code. LCP had committed to provide $9.5 million under the $25.0 million revolving credit facility. In March 2009, Bank of America, N.A. assumed the participation of this credit agreement previously held by LCP. Interest rates on these borrowings were 2.50% as of September 30, 2009. The revolving credit facility expires on July 28, 2011.  The Company fully repaid on October 26, 2009 the amounts outstanding under the Company’s revolving credit facility with net proceeds from its initial public offering and subsequently has $25.0 million of availability under this facility.  See note 18 (“Subsequent Events”).

On July 28, 2005, the Company entered into a $50.0 million, 10% senior subordinated note agreement with a stockholder. As part of the agreement, the Company issued 6,524 shares of Series A preferred stock valued at $6.5 million. The discounted issue value of the subordinated note was $43.5 million.  The senior subordinated notes were fully repaid on October 26, 2009, with proceeds of the Company’s initial public offering.  See note 18 (“Subsequent Events”).

On January 5, 2009, the Company entered into a $15.0 million, 10% senior subordinated note agreement with a stockholder. As part of the agreement, the Company issued 1,879 shares of Series B preferred stock valued at $1.9 million to the stockholder. The discounted issue value of the subordinated note is $13.1 million. Interest on the senior subordinated note is payable on a semiannual basis.  The senior subordinated note has financial and restrictive covenants similar to the Company’s term loan facility covenants. The subordinated note agreement matures on July 28, 2012. The $1.9 million of value assigned to the Series B preferred stock represents a discount from the face value of the note, which will be accreted to its repayment amount utilizing the effective interest method.

The term loan facility, revolving credit facility and subordinated note agreements have financial covenants and include various restrictions with respect to the Company. In addition, there are restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions and sales of assets over certain amounts. In addition, the covenants include maximum interest expense coverage, debt and leverage ratios and restrictive covenants, including limitations on new debt, advances to subsidiaries and employees, capital expenditures and transactions with stockholders and affiliates. The Company was in compliance with all covenants at December 31, 2008 and September 30, 2009.

9.             Commitments and Contingencies

Litigation

On January 29, 2007, Medtronic, Inc. filed a patent infringement action against the Company in the U.S. District Court for the Northern District of California, alleging that substantially all of the Company’s AMPLATZER occluder and vascular plug devices, which have historically accounted for substantially all of the Company’s net sales, infringe three of Medtronic’s method and apparatus patents on shape memory alloy stents (U.S. Patent Nos. 5, 190,546, 6,306,141 and 5,067,957). Medtronic is seeking compensatory damages with respect to the Company’s products manufactured or sold in the United States. Medtronic asserted but later withdrew its requests for injunctive relief and for damages based on willfulness.

The Company has asserted defenses and counterclaims for non-infringement and challenged the validity and enforceability of Medtronic’s patents. On April 28, 2009, the court granted summary judgment in the Company’s favor finding that the Company does not infringe Medtronic’s ‘546 patent. Subsequently, Medtronic withdrew certain allegations with respect to the remaining two patents. The trial on the remaining issues in the case was divided into a jury trial phase and non-jury, bench trial phase.

The issues of infringement and certain issues of validity based on obviousness and anticipation of the asserted claims in the two remaining patents were the subject of a jury trial before the U.S. District Court for the Northern District of California that began on July 6, 2009. On August 5, 2009, the jury returned a verdict that the subject AMPLATZER occluder and vascular plug products infringed the claims at issue with respect to one or both of the two remaining Medtronic patents and that the Medtronic patent claims at issue had not been proven by the Company to be invalid. The jury verdict awarded Medtronic damages of $57.8 million. This amount is equal to 11% of historical sales of the occluder and vascular plug products in question during the timeframe specified for each patent. Any infringement after March 31, 2009 to the date of a final, non-appealable judgment will be considered in calculating the final amount of damages, if any, to be paid. The jury did not render a verdict requiring the payment of royalties on future sales of the Company’s products after the date of a final, non-appealable judgment. The verdict is not enforceable pending the completion of the trial and entry of a final, non-appealable judgment, subject to any requirements to post a bond to appeal as set forth below. The verdict is not enforceable because a judgment has not yet been entered, and as a matter of law only judgments are enforceable for purposes of execution against the non-prevailing party. A judgment has not yet been entered because all claims have not yet been adjudicated between the parties and the court has not yet ordered a judgment be entered. In addition, on August 5, 2009, Medtronic’s counsel agreed with the judge on the record that a judgment would not be entered until after the non-jury trial phase is completed. Furthermore, upon approval of an appeal bond, the execution of any appealed judgment is stayed during the appeal.

On August 19, 2009, the United States Court of Appeal for the Federal Circuit, sitting en banc, issued a decision in Cardiac Pacemakers, Inc. v. St. Jude Medical, Inc.. In Cardiac Pacemakers, the Federal Circuit established a new rule of law and held as a matter of law that the practice of a method claim outside of the United States cannot infringe a United States method patent. When a controlling new rule of law is announced that affects the parties to a litigation, the court must apply the supervening change in law retroactively to the case. In the Company’s litigation with Medtronic, a portion of the jury’s damage award was based on a finding of infringement of Medtronic’s ‘957 method patent for sale of the Company’s products outside of the United States, and the Company believes it is therefore directly contrary to the new controlling rule of law as stated in the Cardiac Pacemakers decision. Applying the rate of damages established by the jury, 11% of historical sales, to the total sales of the Company’s products outside of the United States during the period for which the Company believes damages were awarded would result in a reduction of approximately $14 million. As a result, the Company believes it is likely that the trial court in the Company’s case will reduce the jury’s damage award by approximately such amount to reflect this recent decision, although there can be no assurance that the damage award will be reduced by this or any other amount. On September 8, 2009, the Company filed a motion seeking, at Medtronic’s choice, either a new trial or the above-mentioned reduction of $14 million, which motion is publicly available. The Company does not expect a ruling on this motion until the conclusion of the non-jury phase of the trial in early 2010.

Following the jury verdict, the court scheduled the non-jury phase of the trial for early December 2009, which will deal with other issues of invalidity and unenforceability of one or both of the two remaining patents based on equitable claims of double patenting, equitable estoppel, inequitable conduct in patent prosecution and laches. The claims to be tried in the non-jury phase of the trial are claims “in equity” and for which there is no right to a trial by jury. Therefore, the trial was essentially bifurcated into a jury phase and non-jury phase subject to the same procedures. In the event the judge finds in the Company’s favor on one or more of the Company’s counterclaims in the non-jury phase of the trial, she can fashion an equitable remedy to compensate the Company for Medtronic’s conduct, including barring all damages prior to filing of the lawsuit, barring past and future enforcement of the ‘141 patent alone, or eliminating all past and future damages on both of the patents in suit. Upon conclusion of the non-jury phase of the trial, the court will consider post-trial motions and enter a judgment, which the Company expects will take place in early 2010. As part of its judgment decision, the trial court could order a new trial on some or all of the issues in the case or amend or reaffirm the jury verdict based on one or more issues regarding infringement, validity, enforceability and damages. The Company also expects the trial court to decide whether any royalty payments relating to the ‘141 patent, which does not expire until 2018, are due for future periods and, if so, at what rate. If any damage amount is entered as a part of the judgment, the Company will likely be required at that time to accrue a non-cash charge equal to the amount of such damages, if any. Any such accrual will have an adverse effect on the Company’s results of operations for the applicable period.

Thereafter, the judgment will be subject to appeal which could result in the judgment being affirmed or amended, or in an order for a new trial on one or more of the same issues raised before the trial court. Medtronic also could appeal from rulings adverse to it, which could result in an appellate decision with effects adverse to the Company on issues of liability and/or relief. If the Company decides to appeal, such appeal may not be decided for several months and will likely require the posting of a bond in the face amount of 150% of the judgment amount, if any. The Company does not expect the cash cost associated with posting such a bond to be material, but the Company would likely be required to secure such bond with collateral. The amount of collateral required by the provider of the bond would be determined based on several factors, such as the amount of the Company’s debt and the Company’s financial condition.

The Company has not recorded an expense related to damages in connection with this litigation matter because any potential loss is currently neither probable nor reasonably estimatable under ASC Topic 450.

On November 30, 2007, the University of Minnesota filed a patent infringement action alleging that the Company’s AMPLATZER occlusion devices infringe their method and apparatus patents on septal devices. One of the two patents expired in 2004. The Company believes that it has significant defenses to the litigation, including unenforceability, invalidity and noninfringement. The Company believes this claim is without merit and will continue to vigorously defend its position. As the outcome is uncertain, the Company did not accrue any costs resulting from the claim at September 30, 2009 or December 31, 2008.

On January 15, 2008, Dr. Paul Tierstein filed a patent infringement action against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company’s AMPLATZER® occlusion devices infringe Tierstein’s patent for body passageway closure apparatus and method of use (U.S. Patent No. 5,499,995). In his complaint, Teirstein sought injunctive relief as well as damages, including damages for alleged willful infringement, although no damage amount was specified. The Company filed an answer and counterclaims seeking a declaration of noninfringement, invalidity and unenforceability of the patent. On September 23, 2009, the Company entered into a settlement agreement with Teirstein in which the parties agreed to the dismissal of all claims and counterclaims with prejudice in exchange for Teirstein’s grant to the Company of a covenant not to sue on the ‘995 patent on all of the Company’s existing and future products, and the lump-sum payment by the Company to Teirstein in the amount of $375,000, which was recorded in the three-month period ended September 30, 2009.

The Company is subject to other various litigation claims in the normal course of business. Management does not believe that any of these claims will have a material impact on the financial statements.

10.          Stock-based compensation

Stock-based compensation expense for the three months and nine months ended September 30, 2009 were $0.8 million and $2.5 million, respectively and for the three months and nine months ended September 30, 2008 were $0.7 million and $2.0 million, respectively.

11.          Income Taxes

The Company uses an estimated annual effective tax rate in determining its quarterly provision for income taxes.  The Company has recorded income tax benefits of $0.9 million and $0.6 million for the three months and nine months ended September 30, 2009.  The income tax benefit for the three and nine months ended September 30, 2009 includes $0.8 million as a reduction to the Company’s liability for unrecognized tax benefits as a result of statute of limitations expiration.  The Company has recorded an income tax benefit of $0.4 million and an income tax provision of $1.1 million for the three months and nine months ended September 30, 2008, respectively.  Included in the three and nine months ended September 30, 2008 is a $2.5 million reduction to the Company’s liability for unrecognized tax benefits as a result of statute of limitations expiration.

At September 30, 2009 and 2008, the Company has capital loss carryforwards of $5.7 million and $1.6 million, respectively, which expire at various times beginning in 2009 through 2014. The Company has established a valuation allowance against these capital loss carryforwards, as it does not believe they will be realizable in future years.

The Company records all income tax contingency accruals in accordance with ASC Topic 740. At December 31, 2008 and September 30, 2009, the Company had $2.3 million and $1.7  million of unrecognized tax benefits, respectively, including interest and penalties, that, if recognized would result in a reduction of the Company’s effective tax rate. As of December 31, 2008 and September 30, 2009, the Company had approximately $1.2 million and $1.1 million accrued for interest and penalties, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable, as appropriate

The Company’s income tax returns are subject to examination for 2006 and subsequent years. The Company’s 2007 federal income tax return is currently under examination. State and foreign income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification to the states.

12.          Earnings Per Common Share

Basic net income or loss per share is calculated in accordance with ASC Topic 260. Basic earnings per share (EPS) is calculated using the weighted-average common shares outstanding in each period under the two-class method. The two-class method requires that the Company include in its basic EPS calculation when dilutive, the effect of the Company’s convertible preferred stock as if that stock were converted into common shares. The convertible preferred shares are not included in the Company’s basic EPS calculation when the effect of inclusion would be antidilutive.

Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, the Company’s stock options are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive. The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. The Company’s preferred stockholders have the right to participate with common stockholders in the dividends and unallocated income. Net losses are not allocated to the preferred stockholders. Therefore, when applicable, basic and diluted EPS are calculated using the two-class method as the Company’s convertible preferred stockholders have the right to participate or share in the undistributed earnings with common stockholders. Diluted net loss per common share was the same as basic net loss per share for the three and nine months ended September 30, 2009 and the nine months ended September 30, 2008, since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to the net loss attributable to common stockholders.

The effect of the Company’s participating convertible Series A and Series B preferred stock is excluded in basic EPS under the two-class method in accordance with ASC Topic 260, for the three and nine months ended September 30, 2009 and the nine months ended September 30, 2008 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income (loss)	$2,189	$5,875	$(2,010)	$8,228
Series A and Series B preferred stock and Class A common stock dividends	(4,569)	(4,063)	(13,040)	(12,878)
Net income (loss) applicable to common stockholders	$(2,380)	$1,812	$(15,050)	$(4,650)
Denominator:
Weighted average common shares outstanding	20,560	20,560	20,560	20,560
Weighted average effect of the assumed conversion of Class A common stock from the date of issuance	923	923	923	923
Weighted average effect of the assumed conversion of Series A and B preferred stock from the date of issuance	—	17,975	—	—
Weighted average shares of common stock outstanding, basic	21,483	39,458	21,483	21,483

Common Stock Equivalents:
Stock Options	—	1,436	—	—
Weighted average shares of common stock outstanding, diluted	21,483	40,894	21,483	21,483

Net income (loss) per share-basic	$(0.11)	$0.05	$(0.70)	$(0.22)

Net income (loss) per share-diluted	$(0.11)	$0.04	$(0.70)	$(0.22)

Shares excluded because effect would be anti-dilutive
Common Stock Equivalents:
Conversion of Series A Preferred	17,975	—	17,975	17,975
Conversion of Series B Preferred	96	—	96	—
Stock Options	1,402	—	1,410	1,454

13.                               Capital Stock

Shares of outstanding preferred and common stock as of September 30, 2009 were as follows:

Class or Series	Par Value	Authorized Shares	Issued and Outstanding Shares
Series A Preferred Stock	$0.001	148,524	128,524
Series B Preferred Stock	$0.001	1,879	1,879
Common Stock (1)	$0.01	47,552,447	20,559,440
Class A Common Stock	$0.01	20,000,000	6,600,000
Class B Common Stock	$0.01	35,000,000	0

(1) Common Stock reflects 7.15 for 1.00 reverse stock split that occurred immediately prior to completion of the Company’s initial public offering.

Series A and B Preferred Stock

Under the terms of the Series A and Series B preferred stock, the holders are entitled to receive cumulative dividends on each share of preferred stock at the rate of 10% per annum which shall accrue daily and, to the extent not paid, shall accumulate annually in arrears. Accrued dividends in arrears are $49.8 million and $33.5 million at September 30, 2009 and 2008, respectively.

The shares of Series A and Series B preferred stock are convertible at any time, at the option of the holder, into shares of the Company’s common stock at the then-applicable conversion price ($1.00 for Series A preferred stock and $2.75 for the Series B preferred stock, in each case, at September 30, 2009). The conversion price for each of the Series A and B preferred stock is subject to adjustment in the event of certain events, such as dilutive issuances of additional securities.

In the event of the Company’s liquidation, the holders of the Series A and Series B preferred stock will receive any distribution of corporate assets before any distributions are made to a junior class of equity. The amount to be distributed to the holders of Series A and Series B preferred stock will be the greater of (i) the Series A and Series B Preferred Accrued Value on such date and (ii) the amount that would have been payable in connection with such liquidation event on the number of shares of common stock into which a share of Series A and Series B preferred stock was convertible on such date.

Immediately prior to the Company’s initial public offering, each share of Series A preferred stock converted into 1,000 shares of the Company’s common stock and each share of Series B preferred stock converted into 363.6364 shares of common stock, and a 7.15 to 1.00 reverse stock split of the Company’s common stock occurred.  Accrued and unpaid dividends as of October 25, 2009 of the Series A and Series B preferred stock converted into the Company’s common stock at the public offering price less the underwriting discount. See note 18 (“Subsequent Events”).

Common Stock

The holders of shares of the Company’s common stock are each entitled to one vote for each share held with respect to all matters submitted to the stockholders of the Company for a vote or action by written consent.

In the event of the Company’s liquidation, the holders of the common stock will receive any distribution of corporate assets together with the holders of the Class B Common Stock and any other series or class or classes of common stock but after the holders of the Series A and Series B preferred stock receive their liquidation preference and after any distributions have been made to the holders of the Class A Common Stock as described above.

Immediately prior to the Company’s initial public offering, a 7.15 to 1.00 reverse stock split of the Company’s common stock occurred which has been reflected in the financial statements for all periods presented.  See note 18 (“Subsequent Events”).

Class A Common Stock

The holders of shares of Class A common stock are each entitled to one vote for each share held with respect to all matters submitted to the stockholders of the Company for a vote or action by written consent.

Under the terms of the Class A common stock, the holders are entitled to receive cumulative dividends on each share of Class A common stock at the rate of 10% per annum which shall accrue daily and, to the extent not paid, shall accumulate annually in arrears. Accrued dividends in arrears were $2.6 million and $1.7 million at September 30, 2009 and 2008, respectively.

Immediately prior to the Company’s initial public offering, each share of Class A common stock converted into one share of common stock, and a 7.15 to 1.00 reverse stock split of the Company’s common stock occurred.  Accrued and unpaid dividends as of October 25, 2009 of the Company’s Class A common stock converted into the

Company’s common stock at the public offering price less the underwriting discount.  See note 18 (“Subsequent Events”).

Class B Common Stock

The holders of shares of Class B common stock are not entitled to vote on any matters submitted to the stockholders of the Company for a vote or action by written consent.

Immediately prior to the Company’s initial public offering, each share of Class B common stock converted into one share of common stock, and a 7.15 to 1.00 reverse stock split of the Company’s common stock occurred.  See note 18 (“Subsequent Events”).

14.                               Fair Value Measurements

The fair value of assets and liabilities is determined on the exchange price which would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The determination of fair value is based upon a three-tier fair value hierarchy, which prioritizes the inputs used in fair value measurements.  The three-tier hierarchy for inputs used in measuring fair value is as follows:

•                  Level 1—Unadjusted quoted prices in active markets for identical assets or liability

•                  Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets

•                  Level 3—Unobservable inputs for the asset or liability for which there is little to no market data which requires the entity to develop its own assumption.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of cash and cash equivalents approximates fair value at September 30, 2009 and December 31, 2008.  Cash and cash equivalents are classified as Level 1 in the fair value hierarchy.

The carrying value of the Company’s debt instruments approximates fair value for all periods presented. The Company measures the fair value of contingent consideration at each reporting period using Level 3 inputs.  The Company has recorded the acquisition date estimated fair value of the contingent payment milestones as a component of consideration transferred using Level 3 inputs.  The acquisition date fair values were measured based on the probability and adjusted present value of amounts expected to be paid.  The probability adjusted contingent considerations were discounted at the weighted average cost of capital for each acquisition.  See note 4 (“Recent Acquisitions”) and the following paragraphs for specific amounts recorded for each acquisition.

In conjunction with the January 1, 2009 purchase of distribution rights, inventory and intangible assets from the Company’s former distributor in France, a contingent payment payable in January 2010, which as of the acquisition date had a net present value of $1.3 million payable if certain revenue goals are achieved during this period, was recorded. The Company recorded operating expense of approximately $53,000 for the three-month period ended September 30, 2009 and approximately $186,000 for the nine-month period ended September 30, 2009 representing the increase in fair value of the contingent obligation. As of September 30, 2009, the balance of the contingent obligation recorded was $1.5 million.

In conjunction with the January 1, 2009 purchase of distribution rights, inventory and intangible assets from the Company’s two former distributors in Portugal, contingent payments payable in January 2010, which as of the acquisition date had a net present value of $0.8 million payable if certain revenue goals are achieved during this period, was recorded. The Company recorded operating expense of approximately $157,000 for the three-month period ended September 30, 2009 and approximately $42,000 for the nine-month period ended September 30, 2009 representing the change in fair value of the contingent obligations. As of September 30, 2009, the balance of the contingent obligation recorded was $0.9 million.

In conjunction with the January 1, 2009 purchase of distribution rights, inventory and intangible assets from the Company’s former distributor in the Netherlands, a contingent payment payable in January 2010, which as of the acquisition date had a net present value of $0.3 million payable if certain revenue goals are achieved during this period, was recorded. The Company recorded as a reduction to operating expense approximately $41,000 for the three-month period ended September 30, 2009 and approximately $11,000 for the nine-month period ending September 30, 2009 representing the change in fair value of the contingent obligation. As of September 30, 2009, the balance of the contingent obligation recorded was $0.3 million.

In conjunction with the January 1, 2009, purchase of distribution rights, inventory and intangible assets from the Company’s distributor in Canada, a contingent payment payable in January 2010, which as of the acquisition date had a net present value of $0.9 million payable if certain revenue goals are achieved during this period, was recorded. The Company recorded as a reduction to operating expense approximately $134,000 for the three-month period ended September 30, 2009 and approximately $154,000 for the nine-month period ended September 30, 2009 representing the decrease in fair value of the contingent obligation. As of September 30, 2009, the balance of the contingent obligation recorded was $0.8 million.

On January 8, 2009 (and effective as of January 1, 2009), the Company purchased the distribution rights, inventory, equipment, intangible assets and goodwill from its distributor located in Italy, which under ASC Topic 805 constitutes an acquired business.  The Company has agreed to pay the former owners up to $6.7 million if certain revenue goals are achieved during the first three years following the date of the agreement. The achievements are defined as follows:

Year 2009—$3.1 million guaranteed payment to be paid in January 2010. $2.5 million contingent payment payable in January 2010 if gross revenues of AB Medica-AGA Division S.R.L. exceed 20.0 million Euro

Year 2010—$3.4 million guaranteed payment to be paid in January 2011. $2.2 million contingent payment payable in January 2011 if gross revenues of AB Medica-AGA Division S.R.L. exceed 22.0 million Euro

Year 2011—$3.7 million guaranteed payment to be paid in January 2012. $2.0 million contingent payment payable in January 2012 if gross revenues of AB Medica-AGA Division S.R.L. exceed 24.0 million Euro

On April 1, 2009, the Company made a $2.0 million contingent payment as a result of certain goals that were achieved.

The Company recorded as a reduction to operating expense approximately $387,000 for the three-month period ended September 30, 2009 and approximately $1.1 million for the nine-month period ended September 30, 2009 representing the decrease in fair value of the contingent obligation. As of September 30, 2009, the balance of the contingent obligation recorded was $4.3 million.

The following table represents a summary of the contingent consideration liability and activity (in thousands) for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Contingent Consideration:
Balance at Beginning of Period	$7,768	$—
Purchase price contingent consideration	—	10,558
Payments	—	(2,044)
Change in fair value of contingent consideration (included in the statement of operations)	(353)	(1,051)
Currency translation effect	282	234
Balance as of September 30, 2009	$7,697	$7,697

15.                               Investment

At March 31, 2009, the Company determined that its equity investment in Ample Medical, Inc. was impaired and wrote-off the remaining investment of $2.3 million.  The impairment is included in the investment income (loss) line item on the statement of operations for the nine months ended September 30, 2009.

16.                               Comprehensive Income

Comprehensive income consists of net income and the effects of foreign currency translation.  The following table provides a reconciliation of net income (loss) to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$2,189	$5,875	$(2,010)	$8,228
Changes in foreign currency translation	1,654	(728)	2,085	(669)
Total comprehensive income	$3,843	$5,147	$75	$7,559

17.                               Geographic Information

Net sales to external customers and long-lived assets by geography are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales:
United States	$19,268	$18,002	$56,017	$50,749
International:
Europe	21,520	15,277	61,795	48,741
Other	9,370	10,359	26,728	24,993
Total International	30,890	25,636	88,523	73,734

Total net sales	$50,158	$43,638	$144,540	$124,483

	September 30, 2009	December 31, 2008
	(Unaudited)
Long-lived assets:
United States	$182,252	$189,552
International	70,179	13,077
Total long-lived assets	$252,431	$202,629

No individual country has net sales or long-lived assets sufficiently material to disclose.

18.                               Subsequent Events

On October 26, 2009, the Company completed its initial public offering of 13,750,000 shares of common stock and included the issuance and sale of 6,509,000 shares by the Company and the sale of 7,241,000 shares by affiliates of Franck L. Gougeon, one of the controlling stockholders of the Company.  As a result, the Company received approximately $88.2 million in net proceeds and issued 6,509,000 shares of common stock at $14.50 per share.   The Company repaid the entire balance due under its revolving credit facility of $25.0 million, including accrued interest; paid in full the 2005 senior subordinated notes of $50.0 million, plus accrued interest on the notes of approximately $4.2 million; and paid accrued interest on the 2009 senior subordinated notes in the amount of approximately $0.8 million.  In conjunction with the repayment of the 2005 subordinated notes, the Company will record a non-cash charge of approximately $2.7 million in its fourth quarter ending December 31, 2009 representing the unamortized debt discount amount.

Immediately prior to the Company’s initial public offering, all of the Company’s Class A Common stock and Series A and Series B preferred stock converted into common stock, and a 7.15 to 1.00 reverse stock split of the Company’s common stock occurred resulting in 18,994,022 shares of common stock outstanding subsequent to the initial public offering. Accrued and unpaid dividends as of October 25, 2009 of the Company’s Class A common stock and Series A and Series B preferred stock converted into 3,963,074 of the Company’s common stock at the public offering price less the underwriting discount.

The Company has evaluated its subsequent events through November 13, 2009, the date that the financial statements were issued.

Cautionary Statement regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, earnings guidance and any statements about the Company’s plans, strategies and prospects.  These statements are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company. These statements reflect the Company’s current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These factors include, among other things:

•                  failure to implement the Company’s business strategy;

•                  failure to capitalize on the Company’s expected market opportunities;

•                  lack of regulatory approval and market acceptance of the Company’s new products, product enhancements or new applications for existing products;

•                  regulatory developments in key markets for the Company’s AMPLATZER occlusion devices;

•                  failure to complete the Company’s clinical trials or failure to achieve the desired results in our clinical trials;

•                  inability to successfully commercialize the Company’s existing and future research and development programs;

•                  failure to protect the Company’s intellectual property;

•                  intellectual property claims exposure, related litigation expense, and any resultant damages, awarded royalties or other remedies, in particular resulting from our Medtronic and Occlutech litigations;

•                  competition; decreased demand for the Company’s products;

•                  product liability claims exposure;

•                  failure to otherwise comply with laws and regulations;

•                  changes in general economic and business conditions;

•                  changes in currency exchange rates and interest rates; and

•                  other risks and uncertainties, including those detailed in the Company’s Registration Statement on Form S-1 relating to its initial public offering, as well as from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause the Company’s results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, the Company does not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this news release or to reflect the occurrence of unanticipated events or otherwise. Readers are advised to review the Company’s filings with the Securities and Exchange Commission (which are available from the SEC’s EDGAR database at www.sec.gov, at various SEC reference facilities in the United States and via the Company’s website at www.amplatzer.com).

PART I — FINANCIAL INFORMATION

Explanatory note: Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (1) “we,” “us,” “our” and the “Company” refer collectively to AGA Medical Holdings, Inc.  and its consolidated subsidiaries and (2) “AGA Medical” refers to AGA Medical Corporation, a wholly owned subsidiary of the Company.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading innovator and manufacturer of medical devices for the minimally invasive treatment of structural heart defects and vascular diseases, which we market under the AMPLATZER brand. We were founded in 1995 to capitalize on the attributes of nitinol to make occlusion devices for the transcatheter treatment of structural heart defects, and our AMPLATZER occlusion devices initially focused on the treatment of these defects. We received a CE Mark in Europe for our occlusion devices and related delivery systems in 1998. In 2001, we received U.S. regulatory approval to commercialize our AMPLATZER Septal Occluder, which addresses one of the largest treatment areas of the structural heart defect market. We received U.S. regulatory approval to commercialize our AMPLATZER Duct Occluder device in 2003 and our AMPLATZER Muscular VSD Occluder device in 2007.

Our AMPLATZER occlusion devices utilize our expertise in braiding nitinol and designing transcatheter delivery systems. Historically, the majority of our sales were to interventional cardiologists to treat a range of structural heart defects. We have leveraged our core competencies in braiding nitinol and designing transcatheter delivery systems to develop products for the treatment of certain vascular diseases. Our vascular products are generally sold through a separate sales force targeted at interventional radiologists and vascular surgeons. Our first products in this area, which we launched in the United States in September 2003 and in Europe in January 2004, are vascular plugs for the closure of abnormal blood vessels that develop outside the heart. Three additional plugs have been approved in Europe.  One additional plug has been approved in the U.S. with two more under review for approval.

Recent Acquisitions

Effective January 1, 2009, we began direct distribution in Canada, Portugal, France, Belgium and the Netherlands as we purchased on such date the distribution rights, inventory and intangible assets from our distributors in these countries. The aggregate purchase price of these acquisitions totaled $10.8 million, consisting of cash payments of $6.1 million, the discounted value of $1.4 million in additional guaranteed payments and the discounted value of up to $3.3 million in additional contingent payments if certain revenue goals are achieved. On April 1, 2009, we paid our former French distributor $1.4 million in such additional guaranteed payments.

Effective January 1, 2009, we began direct distribution in Italy as a result of our purchase on January 8, 2009 of certain distribution rights, inventory, equipment, intangible assets and goodwill from our former Italian distributor. The aggregate purchase price was $41.0 million, consisting of cash payments of $26.6 million, the discounted value of $9.2 million in additional guaranteed payments and the discounted value of up to $5.2 million in additional contingent payments if certain revenue goals are achieved during the first three years following completion of the acquisition. In addition, on April 1, 2009, we paid our former Italian distributor $2.0 million in other contingent payments for non-revenue based performance.

On January 5, 2009, in order to finance, in part, the acquisition of the assets of our former Italian distributor, AGA Medical issued to one of the WCAS Stockholders for an aggregate purchase price of $15.0 million (1) $15.0 million in aggregate principal amount of the 2009 notes, and (2) 1,879 shares of Series B preferred stock.

Use of Constant Currency

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Critical Accounting Policies

For a discussion of critical accounting policies affecting us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Registration Statement on Form S-1, filed on October 20, 2009.  Except for the contingent consideration policy as noted below, there have been no material changes to the Company’s critical accounting policies and estimates

Contingent Consideration

Contingent consideration is recorded at the acquisition-date estimated fair value of the contingent milestone for all acquisitions subsequent to January 1, 2009.  The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value included in our consolidated statements of operations.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net sales.  Net sales for the three months ended September 30, 2009 increased 14.9% to $50.2 million from $43.6 million for the same period in 2008. Excluding the effects of currency exchange rates, net sales would have increased $7.5 million, or 17.1%. Our family of AMPLATZER Septal Occluder devices represented 55.0% and 58.2% of product sales for the three months ended September 30, 2009 and 2008, respectively. AMPLATZER PFO Occluder devices represented 14.4% and 10.8% of product sales for the three months ended September 30, 2009 and 2008, respectively. The AMPLATZER Vascular devices represented 7.2% and 5.8% of product sales for the three months ended September 30, 2009 and 2008, respectively All other devices represented 11.9% and 13.2% of product sales for the three months ended September 30, 2009 and 2008, respectively, and accessories, including delivery systems, represented 11.5% and 12.0% of product sales for the three months ended September 30, 2009 and 2008, respectively. Net sales of structural heart products for the three months ended September 30, 2009 increased 13.9% compared to the same period last year.  U.S. and international structural heart sales increased 0.8% and 23.4%, respectively.  Growth of our vascular products was 43.5% for the three months ended September 30, 2009 compared to the same period last year.  U.S. and international vascular sales increased 49.1% and 37.7%, respectively.  Of the total $6.6 million increase in net sales,  $5.3 million was derived from international product sales and $1.3 million was derived from U.S. product sales.  This represented an increase of 20.5% and 7.0% respectively over the same period in 2008.  The increases in international and U.S. product sales are primarily due to an increase of $6.9 million derived from higher average selling prices, mainly as a result of the acquisition of distribution rights from former distributors in January 2009 and the continued expansion of our direct sales force in several European countries, and to a lesser extent as a result of changes to product mix, and an increase of $0.6 million derived from higher sales volume of devices and accessories.  These increases were partially offset by the unfavorable impact of $0.9 million on our international product sales due to the appreciation of the U.S. dollar against foreign currencies compared to the same period in 2008 and by decreases in freight revenue, restocking fees and adjustments to sales return reserves.  U.S. net sales and international net sales represented 38.4% and 61.6%, respectively, of our net sales for the three months ended September 30, 2009, compared to 41.3% and 58.7%, respectively, for the three months ended September 30, 2008. International direct net sales represented 67.1% and 40.6% of total international net sales for the three months ended September 30, 2009 and 2008, respectively.  The increase in international net sales as a percentage of net sales, and the increased percentage of international direct sales within international net sales are mainly attributable to higher average selling prices, smaller average order sizes, and timing of sales to our direct customers compared to our former distributors.

Cost of goods sold.  Cost of goods sold for the three months ended September 30, 2009 decreased 0.9% to $6.6 million from $6.7 million for the same period in 2008. This decrease in cost of goods sold was due in part to a repurchase of $0.5 million of inventory from our converted distributors during the same period in 2008.  As a percentage of net sales, cost of goods sold for the three months ended September 30, 2009 decreased to 13.2% from 15.3% for the same period in 2008.  Excluding the higher cost of purchased inventory in 2008, cost of goods sold as a percentage of net sales for September 30, 2008 was 14.1% compared to 13.2% for the three months ended September 30, 2009.  Gross margins increased to 86.8% for the three months ended September 30, 2009 from 84.7% for the three months ended September 30, 2008.  Excluding the higher costs of purchased inventory in the three months ended September 30, 2008 of $0.5 million, gross margins improved from 85.9% for the three months ended September 30, 2008 to 86.8% for the three months ended September 30, 2009.

Selling, general and administrative.  Selling, general and administrative expenses for the three months ended September 30, 2009 increased 62.0% to $25.4 million from $15.7 million for the same period in 2008. This increase was primarily due to a $4.8 million increase in costs related to expanding our direct sales force to cover converted distributor territories in several European countries, a $3.3 million increase in legal expenses associated with litigation and patent defense costs and a $1.6 million increase in ongoing investments in domestic and international corporate infrastructure. As a percentage of net sales, our selling, general and administrative expenses for the three months ended September 30, 2009 increased to 50.7% compared to 36.0% for the same period in 2008.

Research and development.  Research and development expenses for the three months ended September 30, 2009 increased 11.5% to $8.4 million from $7.6 million for the same period in 2008. This increase was primarily attributable to a $0.6 million increase in headcount and feasibility testing to support both our pre-clinical and development efforts. As a percentage of net sales, our research and development expenses for the three months ended September 30, 2009 decreased to 16.8% from 17.3% for the same period in 2008.

Amortization of intangible assets.  Amortization expenses for the three months ended September 30, 2009 increased 27.7% to $5.1 million compared to $4.0 million for the same period in 2008. As a percentage of net sales, amortization of intangible assets for the three months ended September 30, 2009 increased to 10.1% from 9.1% for the same period in 2008.  The increase is attributable to the intangible assets purchased as part of our January 2009 acquisition of distribution rights from some of our former distributors in Europe.

Change in purchase consideration.  Change in purchase consideration for the three months ended September 30, 2009 included a benefit of $0.4 million derived from a reduction in the fair value of contingent payment obligations resulting from the acquisition of distribution rights from former distributors in Canada, Italy and Portugal based on actual and forecasted revenue assumptions for 2009.

Investment income (loss).  Investment income for the three months ended September 30, 2009 increased to $0.0 million from a loss of ($0.3) million for the same period in 2008.   The loss for the three months ended September 30, 2008 reflected the Company’s prorated share of the losses incurred in its investment in a privately held company that was focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects.

Interest income.  Interest income for the three months ended September 30, 2009 decreased to $20,000 from $68,000 for the same period in 2008, mainly as a result of reduced levels of cash and short-term investment balances.

Interest expense.  Interest expense for the three months ended September 30, 2009 was $4.0 million and remained relatively unchanged compared to the same period in 2008. Interest expense reflects our lower average interest rate for the three months ended September 30, 2009, which was partially offset by additional borrowings under our revolving credit agreement and the issuance of the 2009 notes, as well as the addition of accreted interest charges on future guaranteed obligations payable to the distributors acquired in January 2009 as part of expanding our direct sales force in several European countries compared to the same period for the prior year.

Other income, net.  Other income, net for the three months ended September 30, 2009 increased to $0.3 million from a loss of ($19,000)  for the same period in 2008 primarily as a result of an increase in foreign exchange gains.

Income tax expense (benefit).  Income tax (benefit) for the three months ended September 30, 2009 increased to ($0.9) million from ($0.4) million for the same period in 2008.  The results were impacted by lower pre-tax income and the reduction of our liability for unrecognized tax benefits as a result of statute of limitations expiration.

Net income (loss).  Net income for the three months ended September 30, 2009 of $2.2 million decreased from net income of $5.9 million for the same period in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net sales.  Net sales for the nine months ended September 30, 2009 increased 16.1% to $144.5 million from $124.5 million for the same period in 2008. Our family of AMPLATZER Septal Occluder devices represented 55.3% and 58.8% of product sales for the nine months ended September 30, 2009 and 2008, respectively. AMPLATZER PFO Occluder devices represented 14.9% and 12.1% of product sales for the nine months ended September 30, 2009 and 2008, respectively. The AMPLATZER Vascular devices represented 7.0% and 5.9% of product sales for the nine months ended September 30, 2009 and 2008, respectively All other devices represented 11.1% and 11.7% of product sales for the nine months ended September 30, 2009 and 2008, respectively, and accessories, including delivery systems, represented 11.7% and 11.4% of product sales for the nine months ended September 30, 2009 and 2008, respectively. Net Sales of structural heart products for the nine months ended September 30, 2009 increased 14.3% compared to the same period last year.  U.S. and international structural heart sales increased 4.2% and 21.3%, respectively.  Growth of our vascular products was 37.7% for the nine months ended September 30, 2009 compared to the same period last year.  U.S. and international vascular sales for increased 38.5% and 36.7%, respectively.  Of the total $20.1 million increase in net sales, $14.8 million was derived from increased international product sales and $5.3 million was derived from increased U.S. product sales . This represented an increase of 20.1% and 10.4% respectively over the same period in 2008.  The increases in international and U.S. product sales are primarily due to an increase of $19.7 million derived from higher average selling prices, mainly as a result of the acquisition of distribution rights from former distributors in January 2009 and the continued expansion of our direct sales force in several European countries, which allowed our company to sell directly to its customers and therefore increase its average selling prices internationally, and to a lesser extent, as a result of change to product mix, and an increase of $4.8 million derived from higher sales volume of devices and accessories during the nine months ended September 30, 2009. These increases were partially offset by the unfavorable impact of $4.4 million on our international product sales due to the appreciation of the U.S. dollar against foreign currencies and by decreases in freight revenue, restocking fees and adjustments to sales return reserves. U.S. net sales and international net sales represented 38.8% and 61.2%, respectively, of our net sales for the nine months ended September 30, 2009, compared to 40.8% and 59.2%, respectively, for the same period in 2008. International direct net sales represented 68.3% and 40.8% of total international net sales for the nine months ended September 30, 2009 and 2008, respectively. The increase in international net sales as a percentage of net sales, and the increased percentage of international direct sales within international net sales are mainly attributable to higher average selling prices, smaller average order sizes, and timing of sales to our direct customers compared to our former distributors.

Cost of goods sold.  Cost of goods sold for the nine months ended September 30, 2009 increased 23.5% to $23.6 million from $19.1 million for the same period in 2008. This increase in cost of goods sold was attributable primarily to an increase of $2.9 million as a result of the repurchase of inventory from former distributors ($3.7 million impact in the nine months ended September 30, 2009 versus $0.9 million impact in the same period in 2008) and from higher volume of units sold. Excluding the $2.9 million attributable to higher cost of repurchased inventory, cost of goods sold as a percentage of net sales for the nine months ended September 30, 2009 would have been 13.7% compared to 14.6% for the same period in 2008. Gross margins decreased to 83.7% for the nine months ended September 30, 2009 from 84.6% for the nine months ended September 30, 2008. Excluding the $2.9 million higher cost of repurchased inventory, gross margins for the nine months ended September 30, 2009 improved to 86.3% from 85.4% during the same period in 2008.

Selling, general and administrative.  Selling, general and administrative expenses for the nine months ended September 30, 2009 increased 51.5% to $71.9 million from $47.5 million for the same period in 2008. This increase was primarily due to a $12.2 million increase in costs related to expanding our direct sales force in several European countries, a $6.3 million increase in legal expenses associated with litigation and patent defense and a $5.9 million increase in ongoing investments in domestic and international corporate infrastructure. Our investments in corporate infrastructure include customer service, finance, information systems, human resources, regulatory and legal. We have increased our international direct sales force over the past three years, which subsequently caused an increase in the number of employees and infrastructure required to support our operations. In addition, we have added similar infrastructure at our U.S. headquarters to support larger U.S. and international operations. As a percentage of net sales, our selling, general and administrative expenses for the nine months ended September 30, 2009 increased to 49.7% compared to 38.1% for the same period in 2008.

Research and development.  Research and development expenses for the nine months ended September 30, 2009 increased 4.8% to $24.9 million from $23.8 million for the same period in 2008. This increase was primarily attributable to a $1.8 million increase in headcount and feasibility testing to support both our pre-clinical and development efforts, partially offset by a reduction in expenses related to clinical trial patient recruitment during the nine months ended September 30, 2009.  As a percentage of net sales, our research and development expenses for the nine months ended September 30, 2009 decreased to 17.2% from 19.1% for the same period in 2008.

Amortization of intangible assets.  Amortization expenses for the nine months ended September 30, 2009 increased 28.3% to $15.0 million compared to $11.7 million for the same period in 2008. As a percentage of net sales, amortization of intangible assets for the nine months ended September 30, 2009 increased to 10.4% from 9.4% for the same period in 2008. The increase is attributable to the intangible assets purchased as part of expanding our direct sales force in several European countries.

Change in purchase consideration.  Change in purchase consideration for the nine months ended September 30, 2009 included a benefit of $1.1 million derived from a reduction in the fair value of contingent payment obligations resulting from the acquisition of distribution rights from former distributors in Canada, Italy and Portugal based on actual and forecasted revenue assumptions for 2009.

Investment income (loss).  Investment (loss) for the nine months ended September 30, 2009 increased to $(2.4) million from $(0.9) million for the same period in 2008, reflecting our write-off in 2009 of our investment in a privately held early stage company that was focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects

Interest income.  Interest income for the nine months ended September 30, 2009 decreased to $80,000 from $176,000 for the same period in 2008, mainly as a result of reduced levels of cash and short-term investment balances.

Interest expense.  Interest expense for the nine months ended September 30, 2009 decreased 3.7% to $12.1 million from $12.6 million for the same period in 2008. This decrease in interest expense reflects our lower average interest rate for the nine months ended September 30, 2009, which was partially offset by additional borrowings under our revolving credit agreement and the issuance of the 2009 notes, as well as the addition of accreted interest charges on future guaranteed obligations payable to the distributors acquired in January 2009 as part of expanding our direct sales force in several European countries.

Other income, net.  Other income, net for the nine months ended September 30, 2009 increased to $1.6 million from $0.3 million for the same period in 2008, mainly as a result of an increase of foreign exchange gains.

Income tax expense (benefit).  Income tax (benefit) for the nine months ended September 30, 2009 increased to ($0.6) million from an expense of $1.1 million for the same period in 2008, based on lower pre-tax income, purchase accounting related to the January 2009 acquisitions of distribution rights from former distributors, the assertion of permanently reinvested earnings in foreign subsidiaries and the write-off in 2009 of our investment in a privately held early stage company that was focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects and the reduction of our liability for unrecognized tax benefits as a result of statute of limitations expiration.

Net income (loss).  Net income (loss) for the nine months ended September 30, 2009 of $(2.0) million decreased from net income of $8.2 million for the same period in 2008. Strong sales growth was offset by patent litigation expenses and significant investments made in both domestic and international infrastructure and personnel to support the January 2009 acquisition of distribution rights from some of our former distributors in Europe.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash, internally generated cash flow and borrowings under our senior secured credit facility. We believe that these sources will provide sufficient liquidity for us to meet our liquidity requirements for the next 12 months. Our principal liquidity requirements are to service our debt and to meet our working capital, research and development, including clinical trials, and capital expenditure needs. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to fund our capital requirements is also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control.

Cash Flows

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 decreased to $6.8 million from $11.0 million for the same period in 2008. This decrease was primarily attributable to the following changes in cash flows for the nine months ended September 30, 2009 compared to the same period in 2008: a $13.4 million increase in accounts receivable (mainly attributable to our acquisitions of distribution rights from former distributors in Italy, France, Portugal, Poland, Canada and the Netherlands in January 2009), a $10.2 million decrease in net income, a $1.1 million benefit in change in purchase consideration (resulting from a reduction in the fair value of contingent payment obligations derived from the acquisition of distribution rights from former distributors in Canada, Italy and Portugal), a $1.2 million increase in accrued expenses and a $0.4 million decrease in prepaid and other expenses, which were partially offset by a $5.1 million increase in depreciation and amortization (resulting from increases in intangible assets resulting from our acquisitions of distribution rights from former distributors in Europe in January 2009), a $3.6 million increase in trade accounts payable (partially as a result of higher legal fees incurred during the period), a $2.4 million decrease in inventory, a charge of $2.0 million in connection with the FCPA settlement during 2008, a $1.4 million increase in losses on our equity investment related to a privately held early-stage company that was focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects (primarily the result of the impairment and write-off of this investment during March 2009), a $0.6 million increase in stock-based compensation relating to issuances of stock options, a $0.4 million increase in reserves for customer returns (primarily as a result of higher sales volumes including an increase of $4.8 million in net sales derived from higher sales volumes of devices and accessories units) and a $0.1 million increase in income tax receivable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 increased to $45.0 million from $11.4 million for the same period in 2008. This increase compared to the prior year period was primarily attributable to the following changes in cash flows for the nine months ended September 30, 2009 compared to the same period in 2008: $31.0 million of increased acquisitions of distribution rights from former distributors and a $3.5 million increase in purchases of property and equipment, which was partially offset by a $1.2 million incremental investment in the same period in 2008 in a privately held early-stage company that is focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects and a $0.3 million increase in restricted cash.

Cash Flows Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2009 increased to $28.2 million from $(3.5) million for the same period in 2008. This increase compared to the prior period was primarily attributable to the following changes in cash flows for the nine months ended September 30, 2009 compared to the same period in 2008: an increase of $15.1 million of amounts drawn under our revolving credit facility, an increase of $15.0 million resulting from the issuance of the 2009 notes, a $2.5 million decrease in dividends paid and a decrease of payments on long-term debt by $1.0 million, which was partially offset by a $1.6 million payment of deferred financing fees and a $0.3 million purchase of Class B common stock.

Cash Position and Indebtedness

As of September 30, 2009, our senior secured credit facility consisted of a $215.0 million seven-year Tranche B term loan facility and a $25.0 million revolving credit facility. The revolving credit facility matures on July 28, 2011, and the Tranche B term loan facility matures on April 28, 2013. As of September 30, 2009, we had $25.0 million of outstanding borrowings under our revolving credit facility and $197.0 million outstanding under our Tranche B term loan facility. We fully repaid on October 26, 2009 the amounts outstanding under our revolving credit facility with proceeds from our initial public offering and subsequently have $25.0 million of availability under this facility.  On October 5, 2008, Lehman Commercial Paper Inc. (“LCPI”) filed for protection under Chapter 11 of the Federal Bankruptcy Code. LCPI had committed to provide $9.5 million under the $25.0 million revolving credit facility. In March 2009 Bank of America, N.A. assumed the participation of this credit agreement previously held by LCPI.

If we are required to accrue a charge relating to, or post an appeal bond in connection with, the Medtronic litigation, we may not be able to comply with the covenants contained in our senior secured credit facility in future periods. While we do not believe that accruing a charge and/or posting an appeal bond in connection with the Medtronic litigation will cause us to breach any such covenant, doing so may adversely affect our ability to comply with our maintenance covenants in our senior secured credit facility. If we breached any such covenant, we would need to seek to amend or refinance our senior secured credit facility. We believe that such an amendment could require us to pay upfront fees and an increased interest rate on our borrowings thereunder, which could materially adversely affect our financial condition and results of operations. Alternatively, we could refinance our senior secured credit facility, but we may not be able to do so on reasonable terms or at all. If we fail to obtain such an amendment or refinancing, we would suffer an event of default under such facility and the lenders thereto would have the right to accelerate the indebtedness outstanding thereunder. In addition, the lenders’ obligations to extend letters of credit or make loans under our senior secured credit facility are dependent upon our ability to make our representations and warranties thereunder at the time such letters of credit are extended or such loan is made. If we are unable to make the representations and warranties in our senior secured credit facility at such time, we will be unable to borrow additional amounts under our senior secured credit facility in the future.

As of September 30, 2009, we had $50.0 million aggregate principal amount of our 10% senior subordinated notes due 2012 that were issued in 2005 outstanding (the 2005 notes). The effective interest rate of the 2005 notes at September 30, 2009 was 12.8%, compounded semiannually.  As part of the securities purchase agreement entered into in connection with the issuance of the 2005 notes, AGA Medical issued 6,524 shares of Series A preferred stock valued at $6.5 million to the purchaser of the notes. As a result, the discounted issue value of the 2005 note was $43.5 million. As of September 30, 2009, the accreted value of our outstanding 2005 notes on our balance sheet was $47.3 million. The 2005 notes and accrued interest thereon were fully repaid on October 26, 2009 with proceeds from our initial public offering.

As of September 30, 2009, we had $15.0 million aggregate principal amount of our 10% senior subordinated notes due 2012 that were issued in 2009 outstanding (the 2009 notes). The effective interest rate of the 2009 notes at September 30, 2009 was 14.8%, compounded semiannually.  As part of the securities purchase agreement entered into in connection with the issuance of the 2009 notes, AGA Medical issued 1,879 shares of Series A preferred stock valued at $1.9 million to the purchaser of the notes. As a result, the discounted issue value of the 2009 note was $13.1 million. As of September 30, 2009, the accreted value of our outstanding 2009 notes on our balance sheet was $13.5 million. The discounted issue value of the subordinated note is $13.1 million. The $1.9 million of discount from the face value is being accreted on our balance sheet to the 2009 note repayment amount utilizing the effective interest rate. The original issue discount has been recognized as interest expense of $0.4 million for the nine months ended September 30, 2009. Interest on the senior subordinated note is payable on a semiannual basis in arrears on January 1 and July 1 of each year.

Immediately prior to the Company’s initial public offering, each share of Series A preferred stock converted into 1,000 shares of the Company’s common stock and each share of Series B preferred stock converted into 363.6364 shares of common stock, and a 7.15 to 1.00 reverse stock split of the Company’s common stock occurred.  Accrued and unpaid dividends as of October 25, 2009 of the Series A and Series B preferred stock converted into the Company’s common stock at the public offering price less the underwriting discount. See note 18 to our consolidated financial statements.

Our total indebtedness was $253.4 million at December 31, 2008 and $292.6 million at September 30, 2009.

Our senior secured credit facility also contains customary covenants, including restrictions on our ability to incur indebtedness, grant liens, pay dividends, sell our assets, use funds for capital expenditures, make investments, make optional payments or modify debt instruments, or enter into sale and leaseback transactions. Our senior secured credit facility also requires us to maintain compliance with specified financial covenants. As of September 30, 2009, we were in compliance with all of our financial covenants specified in our senior secured credit facility. Our senior secured credit facility also contains customary events of default. Upon the occurrence of an event of default, lenders thereunder may cease to make loans and declare amounts outstanding to be immediately due and payable. The indebtedness under our senior secured credit facility is secured by a perfected first priority security interest in all of our tangible and intangible assets (including, without limitation, intellectual property, owned real property and all of our capital stock and each direct and indirect subsidiaries, provided that no assets of any foreign subsidiary is included as collateral and no more than 65% of the voting stock of any first-tier foreign subsidiary is required to be pledged).

The following table sets forth the amounts outstanding under our Tranche B term loan facility and our revolving credit facility, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder as of September 30, 2009.

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(dollars in millions)
Revolving Credit Facility	2.50%	$25.0	$—
Tranche B Term Loan Facility	2.25%	197.0	—
Total		$222.0	$—

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

While our results of operations are not materially affected by seasonality, our net sales are affected by holiday and vacation periods, especially in the third quarter in Europe.

PART I — FINANCIAL INFORMATION

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In 2008 and for the nine months ended September 30, 2009, approximately $40.6 million, or 24.3% and $60.5 million, or 41.8%, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we selectively convert our distributors into direct sales and bill our clients in local currency. Selling, marketing and general costs related to these foreign currency sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. For sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

In the first quarter of 2009, we initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. We generally use foreign currency forward contracts to hedge transactions related to known inter-company sales and inter-company debt. We also may hedge firm commitments. These contracts generally relate to our European operations and are denominated primarily in euros and sterling. All of our foreign exchange contracts are recognized on the balance sheet at their fair value. We do not enter into foreign exchange contracts for speculative purposes. Amounts on our balance sheet at September 30, 2009 are immaterial.

Interest Rate Risk

We are exposed to interest rate risk in connection with our Tranche B term loan facility and any borrowings under our revolving credit facility, which bear interest at floating rates based on Eurodollar or the greater of prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

We entered into an amended and restated senior secured credit agreement in connection with our April 2006 recapitalization and repaid our prior senior term loan. The transaction resulted in a $215.0 million Tranche B term loan facility and a revolving credit facility of $25.0 million. We currently have outstanding borrowings of $197.0 million under the Tranche B term loan facility and no amounts outstanding under our revolving credit facility after the proceeds of our initial public offering.

ITEM 4.  Control and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.                OTHER INFORMATION

Explanatory note: Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (1) “we,” “us,” “our” and the “Company” refer collectively to AGA Medical Holdings, Inc.  and its consolidated subsidiaries and (2) “AGA Medical” refers to AGA Medical Corporation, a wholly owned subsidiary of the Company.

Item 1.  Legal Proceedings.

There have been no material changes in the information provided under the heading “Legal Proceedings” in our Prospectus dated October 20, 2009 and filed with the Securities and Exchange Commission on October 21, 2009.

Item 1A.  Risk Factors.

There have been no material changes in the information provided under the heading “Risk Factors” in our Prospectus dated October 20, 2009 and filed with the Securities and Exchange Commission on October 21, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities.  Unregistered sales of equity securities of our company by us during the period covered by this Quarterly Report on Form 10-Q have been described in our registration statement on Form S-1 (File No. 333-151822) relating to our initial public offering as filed with the Securities and Exchange Commission on October 20, 2009.

Use of Proceeds.  The effective date of our registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-151822)  relating to our initial public offering of shares of common stock, $0.01 par value was October 20, 2009. A total of 15,812,500 shares of our common stock were registered and to this date 13,750,000 have been sold, including 6,509,000 shares of common stock sold by us and 7,241,000 shares of common stock sold by the selling stockholders. The option we granted to the underwriters to purchase additional shares, 2,062,500 shares of common stock remain unsold by us.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Leerink Swann LLC and Wells Fargo Securities, LLC acted as joint book-running managers of the offering.

The aggregate offering price of securities registered was $229,281,250 and the aggregate amount sold to date is $199,375,000. The aggregate underwriting discount was $12,959,375, none of which was paid to our affiliates. We incurred approximately $5.0 million of other expenses in connection with the offering. Net proceeds we received from this offering totaled approximately $83.4 million. We used $25.0 million of the net proceeds from our initial public offering to fully repay principal and accrued and unpaid interest under our revolving credit facility.  We used $50.0 million of the net proceeds from our initial public offering to prepay the principal amount of our 10% senior subordinated notes due 2012 that were issued in 2005, or the 2005 notes. In addition, we used approximately $5.0 million of the net proceeds from our initial public offering to pay accrued and unpaid interest on the 2005 notes and the 10% senior subordinated notes due 2012 that were issued in 2009. We have used and intend to continue to use remaining proceeds from our initial public offering for working capital and general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

In connection with our initial public offering, our stockholders approved the following matters on October 20, 2009, prior to completion of such offering: the adoption of an amended and restated certificate of incorporation, the election of Jack P. Helms as director effective upon completion of the initial public offering, the AGA Medical Holdings, Inc. 2008 Equity Incentive Plan, the AGA Medical Holdings, Inc. 2008 Employee Stock Purchase Plan, a

Reserved Share Program, registration and listing, general authorizing resolutions, a charter amendment and a waiver for purposes of conversion of accrued and unpaid dividends into shares of our common stock.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AGA MEDICAL HOLDINGS, INC. (Registrant)
Date: November 13, 2009	By:	/s/ John R. Barr
Name: John R. Barr
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Brigid A. Makes
Name: Brigid A. Makes
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Form of Amended and Restated Certificate of Incorporation of AGA Medical Holdings, Inc. (Included in Registration Statement on Form S-1 of AGA Medical Holdings, Inc. filed on October 20, 2009.)
3.2	Form of Amended and Restated Bylaws of AGA Medical Holdings, Inc. (Included in Registration Statement on Form S-1 of AGA Medical Holdings, Inc. filed on October 1, 2009.)
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith