Form 10-Q
period 2010-03-31
AGA Medical Holdings, Inc.
filed 2010-05-07
CIK 1421419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(763) 513-9227
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

There were 50,144,045 shares of AGA Medical Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 7, 2010.

AGA MEDICAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March  31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,215	$24,470
Accounts receivable, less allowance for doubtful accounts of $602 and $481 and discounts of $285 and $395 at March 31, 2010 and December 31, 2009, respectively	50,331	48,730
Inventory	12,432	12,408
Prepaid expenses	2,175	1,408
Income tax receivable	725	2,762
Other tax receivable	692	799
Deferred tax assets, net	20,269	8,339
Total current assets	99,839	98,916
Property and equipment, net	37,717	38,669
Goodwill	83,846	85,381
Intangible assets, net	104,802	111,655
Other assets, net	6,499	3,683
Deferred financing costs, net	2,012	2,276
Total assets	$334,715	$340,580

See notes to unaudited consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Reserve for customer returns	$9,259	$9,335
Trade accounts payable	6,949	8,643
Accrued royalties	2,245	2,299
Accrued interest	1,037	1,462
Accrued wages	8,590	10,549
Short-term obligations to former distributors, less discount	4,555	7,880
Accrued expenses	4,874	5,391
Accrued litigation settlement, less discount	7,487	—
Income taxes payable	2,897	2,913
Total current liabilities	47,893	48,472
Long-term debt, less current portion	196,963	196,963
Senior subordinated note payable, less discount of $1,256 and $1,383 at March 31, 2010 and December 31, 2009, respectively	13,744	13,617
Long-term obligations to former distributors, less discount	4,513	9,382
Long-term litigation settlement, less discount	24,391	—
Deferred tax liabilities	31,232	32,984
Accrued income taxes	2,705	2,705
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares—400,000
Issued and outstanding shares—50,136 at March 31, 2010 and 50,094 at December 31, 2009	501	501
Additional paid-in capital	274,968	273,309
Excess purchase price over predecessor basis	(63,500)	(63,500)
Accumulated other comprehensive income	(4,104)	(489)
Accumulated deficit	(194,591)	(173,364)
Total stockholders’ equity	13,274	36,457
Total liabilities and stockholders’ equity	$334,715	$340,580

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	$51,276	$44,420
Cost of goods sold	7,205	8,808
Gross profit	44,071	35,612

Operating expenses:
Selling, general and administrative	25,387	22,664
Research and development	10,150	7,859
Litigation settlement	31,859	—
Amortization of intangible assets	5,035	5,219
Change in purchase consideration	87	—
Loss on disposal of asset	11	—
Total operating expenses	72,529	35,742
Operating loss	(28,458)	(130)

Investment loss	—	(2,352)
Interest income	39	32
Interest expense	(2,061)	(4,511)
Other income (expense), net	(398)	503
Loss before income taxes	(30,878)	(6,458)

Income tax benefit	(9,650)	(94)

Net loss	(21,228)	(6,364)

Less Series A and B preferred stock and Class A common stock dividends	—	(4,234)

Net loss applicable to common stockholders	$(21,228)	$(10,598)

Net loss per common share-basic	$(0.42)	$(0.49)

Net loss per common share-diluted	$(0.42)	$(0.49)

Weighted average common shares-basic	50,104	21,482
Weighted average common shares- diluted	50,104	21,482

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Operating activities
Net loss	$(21,228)	$(6,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,430	6,263
Debt discount accretion and deferred financing cost amortization	487	878
Provision for litigation settlement	31,859	—
Loss on equity investment	—	2,352
Change in deferred taxes	(13,218)	(1,054)
Change in purchase accounting consideration	87	—
Stock-based compensation	1,389	846
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,332)	(5,310)
Inventory	(24)	1,725
Prepaid expenses and other assets	(745)	(331)
Income tax receivable	2,020	(154)
Reserve for customer returns	(2)	863
Trade accounts payable	(1,641)	540
Income tax payable	152	296
Accrued income taxes	—	80
Accrued expenses	(2,347)	(1,821)
Net cash used in operating activities	(102)	(1,191)

Investing activities
Acquisitions	(8,003)	(31,221)
Purchases of property and equipment	(637)	(3,101)
Equity investment	—	—
Increase in restricted cash	(2,811)	—
Net cash used in investing activities	(11,451)	(34,322)

Financing activities
Proceeds from long-term debt	—	15,000
Proceeds from revolving line of credit	—	15,080
Payment of deferred financing fees	—	(1,567)
Additional expenses related to initial public offering of common stock	(89)	—
Proceeds from exercise of stock options	331	16
Purchase of Class B common stock	—	(124)
Net cash provided by financing activities	242	28,405

Effect of exchange rate changes on cash	56	(242)

Net change in cash and cash equivalents	(11,255)	(7,350)
Cash and cash equivalents at beginning of period	24,470	22,867
Cash and cash equivalents at end of period	$13,215	$15,517

Supplemental disclosures of cash flow information:
Interest paid	$1,961	$4,201

Taxes paid	$1,512	$854

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.             Description of Business

AGA Medical Holdings, Inc., a Delaware company (AGA Medical or the Company), is a leading innovator and manufacturer of minimally invasive, transcatheter devices to treat structural heart defects and vascular abnormalities, which the Company markets under the AMPLATZER brand. The Company’s occlusion devices are used to occlude, or close, defects, or holes, and have been shown to be highly effective in defect closure. AGA Medical sells its devices to interventional cardiologists, electrophysiologists, interventional radiologists and vascular surgeons in 112 countries through a combination of direct sales and the use of distributors. The Company is investing in research and development, which includes clinical trials, to develop new products and new indications for existing products where there is a significant unmet medical need and a desire to improve the standard of care for patients. All research and development programs take advantage of AGA Medical’s core competencies in braiding thin wires using a shape memory metal alloy, nitinol, which is commonly used in medical devices. The Company has a portfolio of patents to protect its intellectual property rights.

2.             Basis of Presentation

The accompanying unaudited financial statements of AGA Medical have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year.  Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes.  Actual results may differ from those estimates.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

The Company’s common stock, basic and diluted net income (loss) per common share and basic and diluted weighted average shares give effect for all periods to the 1.00 for 7.15 reverse stock split of the Company’s common stock which occurred immediately prior to the Company’s October 21, 2009 initial public offering of stock.

Critical Accounting Polices and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as described in Note 2 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

Foreign Currency Transaction Gain and Losses

Sales originating in the United States denominated in a currency other than the U.S. dollar are generally fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the U.S. dollar and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss and is included in determining net income for the period in which the exchange rate changes. In the first quarter of 2009, the Company initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. The Company generally uses foreign currency forward contracts to hedge transactions related to known inter-company sales and inter-company debt. The Company also may hedge firm commitments. These contracts generally relate to our European operations and are denominated primarily in Euros and sterling. All of the Company’s foreign exchange contracts are recognized on the balance sheet at their fair value. The Company does not enter into foreign exchange contracts for speculative purposes. Amounts on the balance sheet at March 31, 2010 are immaterial.

3.             Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06 and amends the fair value measurements disclosure requirements to require additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value.  We have adopted the new disclosure requirements in ASU 2010-06 for the period ended March 31, 2010. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860 (“ASC860”) which defines accounting standards for transfers and servicing of financial assets and extinguishments of liabilities.  This standard eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures.  The standard became effective in the first quarter of 2010.  The Company adopted ASC Topic 860 effective January 1, 2010.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810 (“ASC 810”) which defines accounting standards on variable interest entities to address the elimination of the concept of a qualifying special purpose entity.  This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  This standard became effective in the first quarter of 2010.  The Company adopted ASC Topic 810 effective January 1, 2010.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

4.             Recent Acquisitions

Effective January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its distributor in France. The Company established a wholly-owned subsidiary in France called Amplatzer Medical France SAS. The $3.5 million aggregate purchase price included a payment on April 1, 2009, which, as of the acquisition date, had a net present value of $1.4 million, $0.8 million for inventory, and a contingent payment in January 2010, which, as of the acquisition date, had a net present value of $1.3 million payable if certain revenue goals were achieved during this period. On April 1, 2009, the Company made a payment in the amount of $1.4 million.  During the quarter ended March 31, 2010, the Company paid the contingent payment due in January 2010, which had a fair value of $1.5 million, the contingent payable amount as of December 31, 2009.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years.  The intangible assets include a customer list valued at $2.7 million.  The fair value of the identifiable intangible assets and inventory were determined by management.

On January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its two distributors in Portugal. The Company established a wholly owned subsidiary in Portugal called Amplatzer Medical Portugal, Unipessoal LDA. The $3.5 million aggregate purchase price included payments of $2.5 million in January 2009, $0.2 million for inventory, and a contingent payment in January 2010, which, as of the acquisition date, had a net present value of $0.8 million payable if certain revenue goals were achieved during this period.  During the quarter ended March 31, 2010, the Company paid the contingent payments due in January 2010, which had a fair value of $0.8 million, the contingent payable amounts as of December 31, 2009.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years.  The intangible assets include a customer list valued at $3.3 million.  The fair value of the identifiable intangible assets and inventory were determined by management.

On January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its distributor in the Netherlands. The $1.0 million aggregate purchase price included payments of $0.4 million in January 2009, $0.3 million for inventory, and a contingent payment in January 2010, which, as of the acquisition date, had a net present value of $0.3 million payable if certain revenue goals were achieved during this period.  During the quarter ended March 31, 2010, the Company paid the contingent payment due in January 2010, which had a fair value of $0.3 million, the contingent payable amount as of December 31, 2009.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years.  The intangible assets include a customer list valued at $0.7 million.  The fair value of the identifiable intangible assets and inventory were determined by management.

On January 1, 2009, the Company purchased the structural heart product distribution rights, inventory and intangible assets from its distributor in Canada. The Company established a wholly-owned subsidiary in Canada called AGA Medical Canada Inc. The $2.8 million aggregate purchase price included payments of $1.1 million in January 2009, $0.8 million for inventory, and a contingent payment in January 2010 which, as of the acquisition date, had a net present value of $0.9 million payable if certain revenue goals were achieved during this period.  During the quarter ended March 31, 2010, the Company paid the contingent payment due in January 2010, which had a fair value of $0.8 million, the contingent payable amount as of December 31, 2009.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years.  The intangible assets include a customer list valued at $2.0 million.  The fair value of the identifiable intangible assets and inventory were determined by management.

On January 8, 2009 (and effective as of January 1, 2009), the Company purchased the distribution rights, inventory, equipment, intangible assets and goodwill from its distributor located in Italy, which under ASC Topic 805 constitutes an acquired business. The Company established a wholly-owned subsidiary in Italy called AGA Medical Italia S.R.L.  The aggregate purchase price was $41.0 million.

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

Year 2009—$3.1 million guaranteed payment to be paid in January 2010 and a $2.5 million contingent payment payable in January 2010 if gross revenues of AB Medica-AGA Division S.R.L. exceed 20.0 million Euro.

Year 2010—$3.4 million guaranteed payment to be paid in January 2011and a $2.2 million contingent payment payable in January 2011 if gross revenues of AB Medica-AGA Division S.R.L. exceed 22.0 million Euro.

Year 2011—$3.7 million guaranteed payment to be paid in January 2012 and a $2.0 million contingent payment payable in January 2012 if gross revenues of AB Medica-AGA Division S.R.L. exceed 24.0 million Euro.

On April 1, 2009, the Company made a $2.0 million contingent payment as a result of certain goals that were achieved.

During the quarter ended March 31, 2010, the Company paid $1.3 million relating to the fiscal year 2009 contingent payment and $3.1 million was paid relating to the January 2010 guaranteed payment.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years. The intangible assets include a customer list valued at $24.8 million and a noncompete agreement valued at $1.6 million. The fair value of the identifiable intangible assets and inventory were determined by management.

On January 1, 2010, the Company purchased the vascular product distribution rights, inventory and intangible assets from its distributor in Canada.  The $0.3 million aggregate purchase price included payments of $0.1 million in January 2010, $0.1 million for inventory, and a contingent payment in January 2011 which as of the acquisition date had a net present value of $0.1 million payable if certain revenue goals are achieved during this period.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years.  The intangible assets include a customer list valued at $0.2 million.  The fair value of the identifiable intangible assets and inventory were determined by management.

See note 13 (“Fair Value Measurements”) for the Company’s evaluation of the fair value of all of the Company’s outstanding contingent payments as of March 31, 2010.

5.             Goodwill and Intangible Assets

The following table provides a reconciliation of goodwill (in thousands):

Balance as of December 31, 2009	$85,381
Currency translation effect	(1,535)
Balance as of March 31, 2010 (unaudited)	$83,846

Intangible assets consist of the following:

	Weighted Average	As of March 31, 2010			As of December 31, 2009
(in thousands)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	Indefinite	$10,650	$—	$10,650	$10,650	$—	$10,650
Developed technology	6.0	86,650	(46,298)	40,352	86,650	(43,817)	42,833
Customer relationships	4.9	62,568	(18,927)	43,641	64,694	(17,431)	47,263
Patent rights	7.5	14,500	(6,283)	8,217	14,500	(5,800)	8,700
Licensed patent	2.3	1,000	(814)	186	1,000	(763)	237
Noncompete agreement	11.8	2,552	(796)	1,756	2,710	(738)	1,972
		$177,920	$(73,118)	$104,802	$180,204	$(68,549)	$111,655

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Total amortization expense of intangible assets was $5.0 million and $5.2 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

6.             Inventories

Inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory consists of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials	$6,162	$7,030
Work-in-process	550	360
Finished goods-warehouses	5,894	5,614
Finished goods-consignment	1,596	1,306
Inventory reserve	(1,770)	(1,902)
	$12,432	$12,408

The Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices.

7.             Property, and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2010	December 31, 2009
	(Unaudited)
Manufacturing equipment	$5,451	$5,566
Land	5,103	5,103
Office furniture and equipment	4,762	4,762
Computer hardware and software	13,056	12,891
Building	16,123	16,123
Building improvements	1,696	1,651
Leasehold improvements	3,752	3,951
Land improvements	1,493	1,493
Assets not in service	1,955	1,490
	53,391	53,030
Accumulated depreciation	(15,674)	(14,361)
Property and equipment, net	$37,717	$38,669

Total depreciation expense for property and equipment was $1.4 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

8.             Debt

At December 31, 2008, there was a borrowing of $9.9 million under the Company’s revolving credit facility, with subsequent borrowings of $5.6 million and $9.5 million on January 2, 2009 and March 20, 2009, respectively.  Borrowings under the Company’s revolving credit facility bear interest at the alternate base rate or the Eurodollar rate. On October 5, 2008, Lehman Commercial Paper Inc. (LCP) filed for protection under Chapter 11 of the Federal Bankruptcy Code. LCP had committed to provide $9.5 million under the $25.0 million revolving credit facility. In March 2009, Bank of America, N.A. assumed the participation of this credit agreement previously held by LCP. The revolving credit facility expires on July 28, 2011.  The Company fully repaid on October 26, 2009 the amounts outstanding under the Company’s revolving credit facility with net proceeds from its initial public offering and subsequently has $25.0 million of availability under this facility.  At March 31, 2010, there were no borrowings under the Company’s revolving credit facility.

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

The term loan facility, revolving credit facility and subordinated note agreements have financial covenants and include various restrictions with respect to the Company. In addition, there are restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions and sales of assets over certain amounts. In addition, the covenants include maximum interest expense coverage, debt and leverage ratios and restrictive covenants, including limitations on new debt, advances to subsidiaries and employees, capital expenditures and transactions with stockholders and affiliates. The Company was in compliance with all covenants at December 31, 2009 and March 31, 2010.

9.             Commitments and Contingencies

Litigation

On January 29, 2007, Medtronic, Inc. filed a patent infringement action against the Company in the U.S. District Court for the Northern District of California, alleging that substantially all of the Company’s AMPLATZER occluder and vascular plug devices, which have historically accounted for substantially all of the Company’s net sales, infringe three of Medtronic’s method and apparatus patents on shape memory alloy stents (U.S. Patent Nos. 5, 190,546, 6,306,141 and 5,067,957, collectively known as the “Jervis patents”). On March 26, 2010, Medtronic and the Company entered into a Settlement and License Agreement in which the parties agreed to settle all issues in the pending litigation.  The Company agreed to pay Medtronic the total amount of $35 million according to the following schedule: The first payment of $7.5 million will be paid in April 2010; the second payment of $7.5 million will be paid in January 2012; and the third and fourth payments of $10.0 million each will be paid in January 2013 and January 2014. Medtronic also granted the Company a royalty-free, paid-up license to the patents at issue for any and all existing Company products, as well as any future Company products that use nitinol for the entire term of the Jervis patents.  On March 30, 2010, an order was entered by the court dismissing the litigation with prejudice.  The settlement resulted in a charge for the period ended March 31, 2010 of $31.9 million, representing the discounted value of the $35.0 million settlement amount to be paid out over the four-year period.

On November 30, 2007, the University of Minnesota filed a patent infringement action alleging that the Company’s AMPLATZER occlusion devices infringe their method and apparatus patents on septal devices. One of the two patents expired in 2004. The Company believes that it has significant defenses to the litigation, including unenforceability, invalidity and non-infringement. The Company believes this claim is without merit and will continue to vigorously defend its position. As the outcome is uncertain, the Company did not accrue any costs resulting from the claim at March 31, 2010 or December 31, 2009.

The Company is subject to other various litigation claims in the normal course of business. Management does not believe that any of these claims will have a material impact on the financial statements.

10.          Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $1.4 million and $0.8 million, respectively.

11.          Income Taxes

The Company uses an estimated annual effective tax rate in determining its quarterly provision for income taxes.  The Company has recorded income tax benefits of $9.7 million and $0.1 million for the three months ended March 31, 2010 and 2009.

At March 31, 2010 and 2009, the Company had capital loss carryforwards of $5.6 million and $6.0 million, respectively, which expire at various times beginning in 2009 through 2014. The Company has established a valuation allowance against these capital loss carryforwards, as it does not believe they will be realizable in future years.  Additionally, the Company has foreign net operating losses from prior years.  The Company has established full valuation allowances against these due to lack of sufficient positive evidence to realize the deferred tax assets associated with the net operating losses in each country.

The Company records all income tax contingency accruals in accordance with ASC Topic 740. At December 31, 2009 and March 31, 2010, the Company had $1.8 million and $1.9 million of unrecognized tax benefits, respectively, including interest and penalties, that, if recognized would result in a reduction of the Company’s effective tax rate. As of December 31, 2009 and March 31, 2010, the Company had approximately $1.2 million accrued for interest and penalties for each period. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable, as appropriate.

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

Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, the Company’s stock options are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive. The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. The Company’s preferred stockholders have the right to participate with common stockholders in the dividends and unallocated income. Net losses are not allocated to the preferred stockholders. Therefore, when applicable, basic and diluted EPS are calculated using the two-class method as the Company’s convertible preferred stockholders have the right to participate or share in the undistributed earnings with common stockholders. Diluted net loss per common share was the same as basic net loss per share for the three months ended March 31, 2010 and the three months ended March 31, 2009, since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to the net loss attributable to common stockholders.

The effect of the Company’s participating convertible Series A and Series B preferred stock is excluded in basic EPS under the two-class method in accordance with ASC Topic 260, for the three months ended March 31, 2009 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009

Numerator:
Net loss	$(21,228)	$(6,364)
Series A and Series B preferred stock and Class A common stock dividends	—	(4,234)
Net loss applicable to common stockholders	$(21,228)	$(10,598)
Denominator:
Weighted average common shares outstanding	50,104	20,559
Weighted average effect of the assumed conversion of Class A common stock from the date of issuance	—	923
Weighted average effect of the assumed conversion of Series A and B preferred stock from the date of issuance	—	—
Weighted average shares of common stock outstanding, basic	50,104	21,482

Common Stock Equivalents:
Stock Options	—	—
Weighted average shares of common stock outstanding, diluted	50,104	21,482

Net loss per share-basic	$(0.42)	$(0.49)

Net loss per share-diluted	$(0.42)	$(0.49)

Shares excluded because effect would be anti-dilutive
Common Stock Equivalents:
Conversion of Series A Preferred	—	17,975
Conversion of Series B Preferred	—	96
Stock Options	771	1,416
Restricted Stock Units	236	—
Employee Stock Purchase Plan	12	—

13.          Fair Value Measurements

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

The Company recognizes transfers between tiers of the three tier hierarchy at the end of the period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of cash and cash equivalents approximates fair value at March 31, 2010 and December 31, 2009.  Cash and cash equivalents are classified as Level 1 in the fair value hierarchy.

The Company measures the fair value of contingent consideration at each reporting period using Level 3 inputs.  The Company has recorded the acquisition date estimated fair value of the contingent payment milestones as a component of consideration transferred using Level 3 inputs.  The acquisition date fair values were measured based on the probability and adjusted present value of amounts expected to be paid.  The probability adjusted contingent considerations were discounted at the weighted average cost of capital for each acquisition.  See note 4 (“Recent Acquisitions”) and the following paragraphs for specific amounts recorded for each acquisition with remaining amounts due in future periods.

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

Year 2009—$3.1 million guaranteed payment to be paid in January 2010 and a $2.5 million contingent payment payable in January 2010 if gross revenues of AB Medica-AGA Division S.R.L. exceed 20.0 million Euro.

Year 2010—$3.4 million guaranteed payment to be paid in January 2011 and a $2.2 million contingent payment payable in January 2011 if gross revenues of AB Medica-AGA Division S.R.L. exceed 22.0 million Euro.

Year 2011—$3.7 million guaranteed payment to be paid in January 2012 and a $2.0 million contingent payment payable in January 2012 if gross revenues of AB Medica-AGA Division S.R.L. exceed 24.0 million Euro.

On April 1, 2009, the Company made a $2.0 million contingent payment as a result of certain goals that were achieved.

As of December 31, 2009, the balance of the contingent obligation recorded was $4.0 million and the discounted value of the guaranteed payment was $9.8 million. In January 2010, $1.3 million was paid relating to the fiscal year 2009 contingent payment and $3.1 million was paid relating to the January 2010 guaranteed payment.

In conjunction with the January 1, 2010, purchase of the vascular distribution rights, inventory and intangible assets from the Company’s distributor in Canada, a contingent payment payable in January 2011, which as of the acquisition date had a net present value of $0.1 million payable if certain revenue goals are achieved during this period, was recorded.

The following table represents a summary of the contingent consideration liability and activity (in thousands) for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Contingent Consideration:
Balance at Beginning of Period	$7,457	$—
Purchase price contingent consideration	100	10,558
Payments	(4,727)	—
Change in fair value of contingent consideration (included in the statement of operations)	87	—
Currency translation effect	(170)	(581)
Balance at End of Period	$2,747	$9,977

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three month periods ended March 31, 2010 and March 31, 2009 we had no significant fair value measurements of assets or liabilities at fair value subsequent to their initial recognition, except as disclosed in Note 14.

Fair Value of Financial Instruments

The carrying value of the Company’s debt instruments approximates fair value for all periods presented.

14.          Equity Method Investment

During the first quarter of 2009, the Company determined that its equity method investment in Ample Medical, Inc. was other-than-temporarily impaired and wrote-off the remaining investment balance to its fair value of $0.0 million.  The loss on impairment of $2.3 million is recorded in the investment loss line item on the statement of operations for the three months ended March 31, 2009.

15.          Comprehensive Income

Comprehensive income consists of net income and the effects of foreign currency translation.  The following table provides a reconciliation of net income (loss) to comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(21,228)	$(6,364)
Changes in foreign currency translation	(3,615)	(3,469)
Total comprehensive loss	$(24,843)	$(9,833)

16.          Segment Information

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

Net sales to external customers and long-lived assets by geography are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net sales:
United States	$18,340	$16,775
International:
Europe (exclusive of Italy)	16,173	13,594
Italy	6,166	5,676
Other	10,597	8,375
Total International	32,936	27,645

Total net sales	$51,276	$44,420

	March 31, 2010	December 31, 2009
	(Unaudited)
Long-lived assets:
United States	$170,820	$172,328
Italy	41,764	45,394
International (exclusive of Italy)	22,292	23,942
Total long-lived assets	$234,876	$241,664

We are not dependent on any single customer, and no single customer (including distributors) accounted for more than 10% of our net sales for the three months ended March 31, 2010 and 2009.

17.          Subsequent Events

On April 15, 2010, the Company made the first payment of $7.5 million to Medtronic per the terms of the settlement and license agreement dated March 26, 2010.  The Company borrowed $5.0 million under the Company’s revolving credit facility on April 14, 2010 to fund this payment.

Cautionary Statement regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, statements related to the following: (i) our anticipated investments in our infrastructure; (ii) our market position; (iii) our anticipated future cash flows, liquidity requirements, and sources of liquidity; and (iv) any statements about our plans, strategies and prospects.  These statements are based on the beliefs of management as well as assumptions made by, and information currently available to, us. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These factors include, among other things:

•      failure to implement our business strategy;

•      failure to capitalize on our expected market opportunities;

•      lack of regulatory approval and market acceptance of our new products, product enhancements or new applications for existing products;

•      regulatory developments in key markets for our AMPLATZER occlusion devices;

•      failure to complete our clinical trials or failure to achieve the desired results in our clinical trials;

•      inability to successfully commercialize our existing and future research and development programs;

•      failure to protect our intellectual property;

•      intellectual property claims exposure, related litigation expense, and any resultant damages, awarded royalties or other remedies, in particular resulting from our Medtronic and Occlutech litigations;

•      competition;

•      decreased demand for our products;

•      product liability claims exposure;

•      failure to comply with laws and regulations;

•      changes in general economic and business conditions;

•      changes in currency exchange rates and interest rates; and

•      other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this news release or to reflect the occurrence of unanticipated events or otherwise. Readers are advised to review our filings with the Securities and Exchange Commission (which are available from the SEC’s EDGAR database at www.sec.gov, at various SEC reference facilities in the United States and via our website at www.amplatzer.com).

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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading innovator and manufacturer of medical devices for the minimally invasive treatment of structural heart defects and vascular abnormalities.  Our AMPLATZER occlusion devices offer transcatheter treatments that have been clinically shown to be highly effective in defect closure.  Our devices and delivery systems use relatively small catheters and can be retrieved and repositioned prior to release from the delivery cable, enabling optimal placement without the need to repeat the procedure or use multiple devices.  We are the only manufacturer with occlusion devices approved to close seven different structural heart defects, and we believe we have the leading market positions in the United States and Europe for each of our devices.  We sell our devices to interventional cardiologists, interventional radiologists, vascular surgeons and electrophysiologists in 112 countries through a combination of direct sales and the use of distributors, with international markets representing 64.2% and 62.2% of our net sales for the three months ended March 31, 2010 and 2009, respectively.  Included in the percentage for international markets is Italy, which represented 12.0% and 12.8% of our net sales for the three months ended March 31, 2010 and 2009, respectively.

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

In addition, we have leveraged our core competencies in braiding nitinol and designing transcatheter delivery systems to develop products for the treatment of certain vascular abnormalities.  Our first products in this area, which we launched in the United States in September 2003 and in Europe in January 2004, are vascular plugs for the closure of abnormal blood vessels that develop outside the heart.  A second version of our vascular plug was approved and launched in the United States and Europe in August 2007, and a third version was approved in Europe in May 2008 and we intend to re-file for regulatory clearance in the United States in the second half of 2010.  We received regulatory approval for a fourth device in Europe in July 2009 and expect to receive regulatory clearance in the United States in the first half of 2010.

Recent Acquisitions

Effective January 1, 2009, we began direct distribution in Canada, Portugal, France, and the Netherlands as we purchased on such date the distribution rights, inventory and intangible assets from our distributors in these countries. The aggregate purchase price of these acquisitions totaled $10.8 million, consisting of cash payments of $6.1 million, the discounted value of $1.4 million in additional guaranteed payments and the discounted value of up to $3.3 million in additional contingent payments if certain revenue goals were achieved in fiscal year 2009. On April 1, 2009, we paid our former French distributor $1.4 million in such additional guaranteed payments.  During the quarter ended March 31, 2010 the Company paid all of the contingent payments due in January 2010, which had a fair value of $3.4 million, the contingent payable amounts as of December 31, 2009.

Effective January 1, 2009, we began direct distribution in Italy as a result of our purchase on January 8, 2009 of certain distribution rights, inventory, equipment, intangible assets and goodwill from our former Italian distributor. The aggregate purchase price was $41.0 million, consisting of cash payments of $26.6 million, the discounted value of $9.2 million in additional guaranteed payments and the discounted value of up to $5.2 million in additional contingent payments if certain revenue goals are achieved during the first three years following completion of the acquisition. In addition, on April 1, 2009, we paid our former Italian distributor $2.0 million in other contingent payments for non-revenue based performance.  In January 2010, $1.3 million was paid relating to the fiscal year 2009 contingent payment and $3.1 million was paid relating to the January 2010 guaranteed payment.

On January 5, 2009, in order to finance, in part, the acquisition of the assets of our former Italian distributor, AGA Medical issued to one of the WCAS Stockholders for an aggregate purchase price of (1) $15.0 million in aggregate principal amount of the 2009 notes, and (2) 1,879 shares of Series B preferred stock.

Effective January 1, 2010, we extended our direct distribution in Canada by purchasing the vascular product distribution rights, inventory, and intangible assets from our former Canadian distributor.  The aggregate purchase price was $0.3 million, consisting of cash payments of $0.2 million and the discounted value of up to $0.1 million in additional contingent payment if certain revenue goals are achieved during our 2010 fiscal year.

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

Critical Accounting Policies

A detailed description of our significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales.  Net sales for the quarter ended March 31, 2010 increased 15.4% to $51.3 million from $44.4 million for the same period in 2009. Our family of AMPLATZER Septal Occluder devices represented 50.9% of net product sales for the quarter ended March 31, 2010 and 54.6% of net product sales for the quarter ended March 31, 2009.  AMPLATZER PFO Occluder devices represented 14.8% and 15.3% of net sales for the quarters ended March 31, 2010 and 2009, respectively. Vascular devices represented 10.0% of net product sales for the quarter ended March 31, 2010 and 6.9% of net product sales for the quarter ended March 31, 2009.  All other devices represented 12.7% and 11.2% of net product sales for the quarters ended March 31, 2010 and 2009, respectively.  Accessories, including delivery systems, represented 11.6% and 12.0% of net product sales for the quarters ended March 31, 2010 and 2009, respectively. Of the total $6.9 million increase in net sales, $5.3 million was derived from international net sales which represented an increase of 19.1% compared to international net sales for the same period in 2009 and $1.6 million was derived from increased U.S. net sales, which represented an increase of 9.3% compared to U.S. net sales for the same period in 2009. These increases were offset in part by decreases in freight revenue, restocking fees and adjustments to sales return reserves. The $6.9 million increase in international and U.S. net sales was primarily due to $5.3 million derived from higher volume of units sold, which included an increase of $1.7 million derived from the launch of new products, changes in product and geography mix, and $1.6 million benefit from the effects of the depreciation of the U.S. dollar against foreign currencies on our international product sales. U.S. net sales and international net sales represented 35.8% and 64.2%, respectively, of our total net sales for the quarter ended March 31, 2010, compared to 37.8% and 62.2%, respectively, for the same period in 2009. The increase in international net sales as a percentage of total net sales was partially attributable to the acquisitions of distribution rights from former distributors in January 2009 and the subsequent growth in those countries. International direct net sales represented 70.8% and 70.5% of total international net sales for the quarters ended March 31, 2010 and 2009, respectively.

Cost of goods sold.  Cost of goods sold for the quarter ended March 31, 2010 decreased 18.2% to $7.2 million from $8.8 million for the same period in 2009. This decrease in cost of goods sold was mainly attributable to $2.4 million of prior year expenses associated with the repurchase of inventory from former distributors whose distribution rights were acquired in January 2009, partially offset by higher volume of units sold and product and geography sales mix. Gross margins increased to 85.9% for the quarter ended March 31, 2010 from 80.2% for the quarter ended March 31, 2009. Excluding the $2.4 million of repurchased inventory charges in 2009, gross margins for the quarter ended March 31, 2009 were 85.6%.  In addition, a weaker dollar during the quarter ended March 31, 2010 impacted gross margins versus the same period in 2009.  Excluding the impact of currency and holding everything else constant, gross margins would have been 85.5% for the quarter ended March 31, 2010 versus 80.2% (85.6% excluding distributor inventory costs) for the same period in 2009.

Selling, general and administrative.  Selling, general and administrative expenses for the quarter ended March 31, 2010 increased 12.0% to $25.4 million from $22.7 million for the same period in 2009. This increase of $2.7 million was due to a $3.2 million increase in costs related primarily to expanding our direct sales force in several European countries and North America, and offset by lower general and administration expenses of $0.4 million. General and administration costs were driven by lower legal expenses of $2.9 million offset by $2.5 million increase spending on international corporate infrastructure. Our investment in corporate infrastructure includes customer service, finance, information systems, human resources, regulatory and legal. As we continue to grow, we will be required to invest in corporate infrastructure to support our business. We have increased our international direct sales operations over the past year, which caused an increase in the number of employees and infrastructure required to support those operations. In addition, we have added similar infrastructure at our U.S. headquarters to support larger U.S. and international operations. As a percentage of net sales, our selling, general and administrative expenses for the quarter ended March 31, 2010 decreased to 49.5% compared to 51.0% for the same period in 2009.

Research and development.  Research and development expenses for the quarter ended March 31, 2010 increased 29.2% to $10.2 million from $7.9 million for the same period in 2009. This increase was primarily attributable to spending increases in current clinical trials due to higher patient enrollment for the quarter ended March 31, 2010 and partially attributable to increased headcount to support both our pre-clinical and development efforts compared with the same period in 2009. As a percentage of net sales, our research and development expenses for the quarter ended March 31, 2010 increased to 19.8% from 17.7% for the same period in 2009.

Litigation settlement.  The litigation settlement expense of $31.9 million for the quarter ended March 31, 2010 was attributable to the settlement reached with Medtronic related to the Jervis patent lawsuit, as described in more detail in Note 9 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and represents the discounted value of the $35 million settlement to be paid over four years.

Amortization of intangible assets. Amortization expenses for the quarter ended March 31, 2010 decreased 3.5% to $5.0 million compared to $5.2 million for the same period in 2009. As a percentage of net sales, amortization of intangible assets for the quarter ended March 31, 2010 decreased to 9.8% from 11.7% for the same period in 2009.

Change in purchase consideration.  Change in purchase consideration for the quarter ended March 31, 2010 included an expense of $0.1 million due to the accretion of discounts in the fair value of contingent payment obligations from the acquisition of distribution rights from former distributors in Italy and Canada.

Investment loss.  The loss in 2009 reflected a write-off of our investment in a privately-held, early stage company focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects.  For additional information, see Note 14 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Interest income.  Interest income for the quarter ended March 31, 2010 increased to $39,000 from $32,000 for the same period in 2009, mainly as a result of increased levels of cash.

Interest expense.  Interest expense for the quarter ended March 31, 2010 decreased 54.3% to $2.1 million from $4.5 million for the same period in 2009. The decrease in interest expense reflects the reduction in overall debt, which was directly attributable to the use of the proceeds from the initial public offering in 2009 and lower average interest rates for the quarter ended March 31, 2010.

Other income (expense), net.  Other income(expense), net for the quarter ended March 31, 2010 decreased to $(0.4) million from $0.5 million for the same period in 2009, mainly as a result of foreign exchange losses.

Income tax benefit.  Income tax benefit for the quarter ended March 31, 2010 was $9.7 million as compared to a $0.1 million benefit for the same period in 2009, due to lower pre-tax income, primarily resulting from the Medtronic litigation settlement.

Net loss.  Net loss for the quarter ended March 31, 2010 was $21.2 million as compared to net loss of $6.4 million for the same period in 2009.

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

Cash Flows

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 decreased to $0.1 million from $1.2 million for the same period in 2009. This decrease was primarily attributable to the following changes in cash flows for the three months ended March 31, 2010 compared to the same period in 2009: a $14.9 million decrease in net income and a $31.9 million increase to the provision for litigation settlement, which were partially offset by a $12.2 million decrease in deferred taxes, a $2.4 million decrease in losses on our equity investment due to our impairment and write-off of this investment during March 2009, a $0.3 million increase in non-cash items, including depreciation, amortization, debt discount accretion, deferred financing cost amortization, and stock-based compensation relating to issuances of stock options and restricted stock units, offset by a net decrease of $1.6 million related to changes in working capital balances.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 decreased to $11.5 million from $34.3 million for the same period in 2009. This decrease was primarily attributable to the following changes in cash flows for the three months ended March 31, 2010 compared to the same period in 2009: a $23.2 million decrease over the prior year period in cash used  in acquisitions of distribution rights from former distributors and a $2.4 million decrease over the prior year period in cash used in purchases of property and equipment, partially offset by a $2.8 million increase in restricted cash.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 decreased to $0.2 million from $28.4 million for the same period in 2009.  This decrease was primarily attributable to the following changes in cash flows for the three months ended March 31, 2010 compared to the same period in 2009:  a $15.0 million decrease in amounts drawn under our revolving credit facility, a $15.1 million decrease from the issuance of notes in 2009, a $1.6 million decrease in payments of deferred financing fees, which were offset by a $0.3 million increase in proceeds from exercise of stock options.

Cash Position and Indebtedness

Our total gross indebtedness exclusive of discounts was $222.3 million at December 31, 2009 and $218.7 million at March 31, 2010.

As of March 31, 2010, our senior secured credit facility consisted of a $215.0 million seven-year Tranche B term loan facility and a $25.0 million revolving credit facility. On October 5, 2008, Lehman Commercial Paper Inc. (“LCPI”) filed for protection under Chapter 11 of the Federal Bankruptcy Code. LCPI had committed to provide $9.5 million under the $25.0 million revolving credit facility. In March 2009 Bank of America, N.A. assumed the participation of this credit agreement previously held by LCPI.  The revolving credit facility matures on July 28, 2011, and the Tranche B term loan facility matures on April 28, 2013. As of March 31, 2010, we did not have outstanding borrowings under our revolving credit facility and had $197.0 million outstanding under our Tranche B term loan facility.  On April 14, 2010, we borrowed $5.0 million under the revolving credit facility to provide sufficient funds to pay Medtronic $7.5 million due under the settlement and license agreement entered into on March 26, 2010.

Our senior secured credit facility contains customary covenants, including restrictions on our ability to incur indebtedness, grant liens, pay dividends, sell our assets, use funds for capital expenditures, make investments, make optional payments or modify debt instruments, or enter into sale and leaseback transactions. Our senior secured credit facility also requires us to maintain compliance with specified financial covenants. As of March 31, 2010, we were in compliance with all of our financial covenants specified in our senior secured credit facility. Our senior secured credit facility also contains customary events of default. Upon the occurrence of an event of default, lenders thereunder may cease to make loans and declare amounts outstanding to be immediately due and payable. The indebtedness under our senior secured credit facility is secured by a perfected first priority security interest in all of our tangible and intangible assets (including, without limitation, intellectual property, owned real property and all of our capital stock and each direct and indirect subsidiaries, provided that no assets of any foreign subsidiary is included as collateral and no more than 65% of the voting stock of any first-tier foreign subsidiary is required to be pledged).

The following table sets forth the amounts outstanding under our Tranche B term loan facility and our revolving credit facility, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder as of March 31, 2010.

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(dollars in millions)
Revolving Credit Facility	2.00%	$—	$25.0
Tranche B Term Loan Facility	2.26%	197.0	—
Total		$197.0	$25.0

In addition to our Tranche B term loan facility and our revolving credit facility, as of March 31, 2010, we had $15.0 million outstanding aggregate principal amount of our 10% senior subordinated notes due 2012 that were issued in 2009 (the “2009 notes”). The effective interest rate of the 2009 notes at March 31, 2010 was 14.9%, compounded semiannually.  As part of the securities purchase agreement entered into in connection with the issuance of the 2009 notes, AGA Medical issued 1,879 shares of Series B preferred stock valued at $1.9 million to the purchaser of the 2009 notes. As a result, the discounted issue value of the 2009 notes was $13.1 million. As of March 31, 2010, the accreted value of the outstanding 2009 notes on our balance sheet was $13.7 million. The discounted issue value of the 2009 notes is $13.1 million. The $1.9 million of discount from the face value is being accreted on our balance sheet to the 2009 notes repayment amount utilizing the effective interest rate. The original issue discount has been recognized as interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Interest on the 2009 notes is payable on a semiannual basis in arrears on January 1 and July 1 of each year.

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

PART I — FINANCIAL INFORMATION

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately $89.1 million, or 44.8% and $23.4 million, or 45.6%, of our net sales were denominated in foreign currencies for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively. Selling, marketing and general costs related to these foreign currency sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. For sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

In the first quarter of 2009, we initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. We generally use foreign currency forward contracts to hedge transactions related to known inter-company sales and inter-company debt. We also may hedge firm commitments. These contracts generally relate to our European operations and are denominated primarily in Euros and sterling. All of our foreign exchange contracts are recognized on the balance sheet at their fair value. We do not enter into foreign exchange contracts for speculative purposes. Amounts on our balance sheet at March 31, 2010 are immaterial.

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

We entered into an amended and restated senior secured credit agreement in connection with our April 2006 recapitalization and repaid our prior senior term loan. The transaction resulted in a $215.0 million Tranche B term loan facility and a revolving credit facility of $25.0 million. We currently have outstanding borrowings of $197.0 million under the Tranche B term loan facility and no amounts outstanding under our revolving credit facility as of March 31, 2010.

ITEM 4T.         Control and Procedures

Disclosure Controls

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2010 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Explanatory note: Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (1) “we,” “us,” “our” and the “Company” refer collectively to AGA Medical Holdings, Inc.  and its consolidated subsidiaries and (2) “AGA Medical” refers to AGA Medical Corporation, a wholly owned subsidiary of the Company.

Item 1.  Legal Proceedings.

Other than the Medtronic litigation settlement described in Note 9:  Commitments and Contingencies (Litigation), there have been no material changes in the information provided under the heading “Legal Proceedings” in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

Item 1A.  Risk Factors.

Healthcare policy changes, including new legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and was subsequently amended by the enactment on March 30, 2010 of the Health Care and Education Reconciliation Act.  Together, these laws are commonly referred to as “Health Care Reform.”  The Health Care Reform legislation may not be implemented in its present form and any implementation will likely take several years.  The full timing and financial impact of Health Care Reform on our business operations and financial statements is uncertain.  However, Health Care Reform as enacted includes the following provisions: (i) a medical device tax of 2.3%; (ii) creation of an independent medical advisory board to reduce Medicare spending and other national health expenditures by targeted percentages over several years; (iii) creation of a patient-centered outcomes research institute to conduct comparative effectiveness of medical treatments which may make findings that may be used to make public health care insurance coverage decisions; and (iv) creation of other programs which may reduce public and private health care expenditures.  Any of these provisions or other provisions of the Health Care Reform legislation could increase our taxes, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products.  The full implementation of some or all of these provisions could have a material adverse effect on our financial position and results of operations.

There have been no other material changes in the information provided under the heading “Risk Factors” in our Form 10-K  for the year ended  December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities.

None.

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

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AGA MEDICAL HOLDINGS, INC. (Registrant)
Date: May 7, 2010	By:	/s/ John R. Barr
Name: John R. Barr
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Brigid A. Makes
Name: Brigid A. Makes
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Form of Amended and Restated Certificate of Incorporation of AGA Medical Holdings, Inc.—incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A filed on October 20, 2009.
3.2	Form of Amended and Restated Bylaws of AGA Medical Holdings, Inc.—incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A filed on October 1, 2009.
10.1

Settlement and License Agreement dated March 26, 2010 between Medtronic, Inc. and AGA Medical Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K filed on March 29, 2010.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith