Form 10-Q
period 2010-06-30
AGA Medical Holdings, Inc.
filed 2010-08-04
CIK 1421419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-34494

AGA MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4757212
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Nos.)

5050 Nathan Lane North, Plymouth, MN	55442
(Address of principal executive offices)	(Zip Code)

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

There were 50,234,038 shares of AGA Medical Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on August 3, 2010.

AGA MEDICAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,675	$24,470
Accounts receivable, less allowance for doubtful accounts of $646 and $481 and discounts of $202 and $395 at June 30, 2010 and December 31, 2009, respectively	50,197	48,730
Inventory	11,800	12,408
Prepaid expenses	2,574	1,408
Income tax receivable	4,581	2,762
Other tax receivable	—	799
Deferred tax assets, net	8,351	8,339
Total current assets	92,178	98,916
Property and equipment, net	36,883	38,669
Goodwill	81,926	85,381
Intangible assets, net	97,078	111,655
Restricted cash	6,115	3,304
Other assets, net	360	379
Deferred financing costs, net	1,748	2,276

Total assets	$316,288	$340,580

See notes to unaudited consolidated financial statements.

	June 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Reserve for customer returns	$8,999	$9,335
Trade accounts payable	7,147	8,643
Accrued royalties	2,437	2,299
Accrued interest	1,459	1,462
Accrued wages	9,843	10,549
Short-term obligations to former distributors, less discount	3,892	7,880
Accrued expenses	4,134	5,391
Income taxes payable	1,923	2,913
Total current liabilities	39,834	48,472
Long-term debt, less current portion	196,963	196,963
Senior subordinated note payable, less discount of $1,126 and $1,383 at June 30, 2010 and December 31, 2009, respectively	13,874	13,617
Long-term obligations to former distributors, less discount	4,171	9,382
Long-term litigation settlement, less discount	24,651	—
Deferred tax liabilities	20,037	32,984
Accrued income taxes	2,818	2,705
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares—400,000
Issued and outstanding shares— 50,197 at June 30, 2010 and 50,094 at December 31, 2009	502	501
Additional paid-in capital	276,816	273,309
Excess purchase price over predecessor basis	(63,500)	(63,500)
Accumulated other comprehensive loss	(8,928)	(489)
Accumulated deficit	(190,950)	(173,364)
Total stockholders’ equity	$13,940	$36,457
Total liabilities and stockholders’ equity	$316,288	$340,580

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net sales	$53,750	$49,961	$105,026	$94,381
Cost of goods sold	7,782	8,196	14,987	17,004
Gross profit	45,968	41,765	90,039	77,377

Operating expenses:
Selling, general and administrative	24,456	23,792	49,843	46,456
Research and development	11,470	8,618	21,620	16,477
Litigation settlement	—	—	31,859	—
Amortization of intangible assets	4,936	4,676	9,971	9,894
Change in purchase consideration	(240)	(698)	(153)	(698)
Gain on disposal of assets	(12)	(26)	(1)	(26)
Total operating expenses	40,610	36,362	113,139	72,103
Operating income (loss)	5,358	5,403	(23,100)	5,274

Investment loss	—	—	—	(2,352)
Interest income	21	29	60	61
Interest expense	(2,390)	(3,638)	(4,451)	(8,149)
Other income (expense), net	135	771	(263)	1,275
Income (loss) before income taxes	3,124	2,565	(27,754)	(3,891)

Income tax provision (benefit)	(518)	399	(10,168)	306

Net income (loss)	3,642	2,166	(17,586)	(4,197)

Less Series A and B preferred stock and Class A common stock dividends	—	(4,237)	—	(8,471)

Net income (loss) applicable to common stockholders	$3,642	$(2,071)	$(17,586)	$(12,668)

Net income (loss) per common share-basic	$0.07	$(0.10)	$(0.35)	$(0.59)

Net income (loss) per common share-diluted	$0.07	$(0.10)	$(0.35)	$(0.59)

Weighted average common shares-basic	50,156	21,482	50,130	21,482
Weighted average common shares-diluted	51,207	21,482	50,130	21,482

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Operating activities
Net loss	$(17,586)	$(4,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,836	12,222
Debt discount accretion and deferred financing cost amortization	1,226	1,349
Provision for litigation settlement	24,359	—
Loss on equity investment	—	2,352
Change in deferred taxes	(11,825)	(2,161)
Change in purchase accounting consideration	(153)	(698)
Stock-based compensation	2,658	1,737
Gain on disposal of property and equipment	(1)	(26)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,628)	(15,214)
Inventory	608	2,798
Prepaid expenses and other assets	(538)	(1,111)
Income tax receivable	(1,866)	—
Reserve for customer returns	(104)	911
Trade accounts payable	(1,281)	235
Income tax payable	(576)	528
Accrued income taxes	112	127
Accrued expenses	(414)	(523)
Net cash provided by (used in) operating activities	1,827	(1,671)

Investing activities
Acquisitions	(8,003)	(34,805)
Purchases of property and equipment	(1,481)	(6,123)
Increase in restricted cash	(2,811)	(332)
Net cash used in investing activities	(12,295)	(41,260)

Financing activities
Proceeds from long-term debt	—	15,000
Proceeds from revolving line of credit	5,000	15,080
Payments on revolving line of credit	(5,000)	—
Payment of deferred financing fees	—	(1,625)
Additional expenses related to initial public offering of common stock	(89)	—
Issuance of common stock under employee stock purchase plan	273	—
Proceeds from exercise of stock options	596	24
Purchase of Class B common stock	—	(124)
Net cash provided by financing activities	780	28,355

Effect of exchange rate changes on cash	(107)	551

Net change in cash and cash equivalents	(9,795)	(14,025)
Cash and cash equivalents at beginning of period	24,470	22,867
Cash and cash equivalents at end of period	$14,675	$8,842

Supplemental disclosures of cash flow information:
Interest paid	$3,124	$6,046
Taxes paid	$4,031	$2,809

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.                                      Description of Business

AGA Medical Holdings, Inc., a Delaware corporation (AGA Medical or the Company), is a leading innovator and manufacturer of minimally invasive, transcatheter devices to treat structural heart defects and vascular abnormalities, which the Company markets under the AMPLATZER brand. The Company’s occlusion devices are used to occlude, or close, defects, or holes, and have been shown to be highly effective in defect closure. AGA Medical sells its devices to interventional cardiologists, electrophysiologists, interventional radiologists and vascular surgeons in 112 countries through a combination of direct sales and the use of distributors. The Company is investing in research and development, which includes clinical trials, to develop new products and new indications for existing products where there is a significant unmet medical need and a desire to improve the standard of care for patients. All research and development programs take advantage of AGA Medical’s core competencies in braiding thin wires using a shape memory metal alloy, nitinol, which is commonly used in medical devices. The Company has a portfolio of patents to protect its intellectual property rights.

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

Reclassification

The balance sheet and cash flow statement reflect the reclassification of certain prior period amounts to conform to the current period presentation.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as described in Note 2 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

Foreign Currency Transaction Gain and Losses

Sales originating in the United States denominated in a currency other than the U.S. dollar are generally fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the U.S. dollar and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss and is included in determining net income for the period in which the exchange rate changes. In the first quarter of 2009, the Company initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. The Company generally uses foreign currency forward contracts to hedge transactions related to projected inter-company sales and inter-company debt on a monthly basis. The Company also may hedge firm commitments. These contracts generally relate to obligations associated with our European operations and are denominated primarily in Euros and sterling. All of the Company’s foreign exchange contracts are recognized on the balance sheet at their fair value. The Company does not enter into foreign exchange contracts for speculative purposes. We recorded gains from foreign currency forward contracts of  $1.5 million and $1.7 million for the three and six months ended June 30, 2010, respectively and $0.0 million and $0.1 million for the three and six months ended June 30, 2009, respectively.  These are reflected on the consolidated statement of operations in the other income (expense), net line.  Amounts on the balance sheet at June 30, 2010 and December 31, 2009 are immaterial.

3.                                      Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued ASU 2010-06 which amends the fair value measurements disclosure requirements to require additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value.  We have adopted the new disclosure requirements in ASU 2010-06 for the period ended March 31, 2010. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860 which defines accounting standards for transfers and servicing of financial assets and extinguishments of liabilities.  This standard eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures.  The standard became effective in the first quarter of 2010.  The Company adopted ASC Topic 860 effective January 1, 2010.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, which defines accounting standards on variable interest entities to address the elimination of the concept of a qualifying special purpose entity.  This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  This standard became effective in the first quarter of 2010.  The Company adopted ASC Topic 810 effective January 1, 2010.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

4.                                      Recent Acquisitions

Effective January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its distributor in France. The Company established a wholly-owned subsidiary in France called Amplatzer Medical France SAS. The $3.5 million aggregate purchase price included (i) a payment on April 1, 2009, which, as of the acquisition date, had a net present value of $1.4 million, (ii) $0.8 million for inventory, and (iii) a contingent payment in January 2010, which, as of the acquisition date, had a net present value of $1.3 million payable if certain revenue goals were achieved during this period. On April 1, 2009, the Company made a payment in the amount of $1.4 million.  During the quarter ended March 31, 2010, the Company paid the contingent payment due in January 2010, which had a fair value of $1.5 million, the contingent payable amount as of December 31, 2009.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years.  The intangible assets include a customer list valued at $2.7 million.  The fair value of the identifiable intangible assets and inventory were determined by management.

On January 1, 2009, the Company purchased the distribution rights, inventory and intangible assets from its two distributors in Portugal. The Company established a wholly-owned subsidiary in Portugal called Amplatzer Medical Portugal, Unipessoal LDA. The $3.5 million aggregate purchase price included payments of $2.5 million in January 2009, $0.2 million for inventory, and a contingent payment in January 2010, which, as of the acquisition date, had a net present value of $0.8 million payable if certain revenue goals were achieved during this period.  During the quarter ended March 31, 2010, the Company paid the contingent payments due in January 2010, which had a fair value of $0.8 million, the contingent payable amounts as of December 31, 2009.

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

See note 13 (“Fair Value Measurements”) for the Company’s evaluation of the fair value of all of the Company’s outstanding contingent payments as of June 30, 2010.

5.                                      Goodwill and Intangible Assets

The following table provides a reconciliation of goodwill (in thousands):

Balance as of December 31, 2009	$85,381
Currency translation effect	(3,455)
Balance as of June 30, 2010 (unaudited)	$81,926

Intangible assets consist of the following:

	Weighted Average	As of June 30, 2010 (unaudited)			As of December 31, 2009
(in thousands)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	Indefinite	$10,650	$—	$10,650	$10,650	$—	$10,650
Developed technology	6.0	86,650	(48,778)	37,872	86,650	(43,817)	42,833
Customer relationships	4.9	59,293	(20,163)	39,130	64,694	(17,431)	47,263
Patent rights	7.5	14,500	(6,767)	7,733	14,500	(5,800)	8,700
Licensed patent	2.3	1,000	(864)	136	1,000	(763)	237
Noncompete agreement	11.8	2,405	(848)	1,557	2,710	(738)	1,972
		$174,498	$(77,420)	$97,078	$180,204	$(68,549)	$111,655

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Total amortization expense of intangible assets was $4.9 million and $10.0 million for the three and six months ended June 30, 2010, respectively, and $4.7 million and $9.9 million for the three and six months ended June 30, 2009, respectively.

6.                                      Inventories

Inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory consists of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$5,819	$7,030
Work-in-process	522	360
Finished goods-warehouses	5,208	5,614
Finished goods-consignment	1,845	1,306
Inventory reserve	(1,594)	(1,902)
	$11,800	$12,408

The Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices.

7.                                      Property, and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2010	December 31, 2009
	(Unaudited)
Manufacturing equipment	$5,846	$5,566
Land	5,103	5,103
Office furniture and equipment	4,754	4,762
Computer hardware and software	13,989	12,891
Building	16,123	16,123
Building improvements	1,756	1,651
Leasehold improvements	2,996	3,951
Land improvements	1,493	1,493
Assets not in service	1,208	1,490
	53,268	53,030
Accumulated depreciation	(16,385)	(14,361)
Property and equipment, net	$36,883	$38,669

Total depreciation expense for property and equipment was $1.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively, and $1.3 million and $2.3 million for the three and six months ended June 30, 2009, respectively.

8.                                      Debt

At December 31, 2008, there was a borrowing of $9.9 million under the Company’s revolving credit facility, with subsequent borrowings of $5.6 million and $9.5 million on January 2, 2009 and March 20, 2009, respectively.  Borrowings under the Company’s revolving credit facility bear interest at the alternate base rate or the Eurodollar rate.  In March 2009, Bank of America, N.A. assumed the participation of this credit agreement previously held by Lehman Commercial Paper, Inc. The revolving credit facility expires on July 28, 2011.  The Company fully repaid on October 26, 2009 the amounts outstanding under the Company’s revolving credit facility with net proceeds from its initial public offering and subsequently has $25.0 million of availability under this facility.  At June 30, 2010 and December 31, 2009, there were no borrowings under the Company’s revolving credit facility.

On July 28, 2005, the Company entered into a $50.0 million, 10% senior subordinated note agreement with a stockholder. As part of the agreement, the Company issued 6,524 shares of Series A preferred stock valued at $6.5 million, which shares were converted to 912,447 shares of the Company’s common stock immediately prior to completion of our initial public offering. The discounted issue value of the subordinated note was $43.5 million.  The senior subordinated notes were fully repaid on October 26, 2009, with proceeds of the Company’s initial public offering.

On January 5, 2009, the Company entered into a $15.0 million, 10% senior subordinated note agreement with a stockholder. As part of the agreement, the Company issued 1,879 shares of Series B preferred stock valued at $1.9 million to the stockholder, which shares were converted to 95,562 shares of the Company’s common stock immediately prior to completion of our initial public offering.. The discounted issue value of the subordinated note is $13.1 million. Interest on the senior subordinated note is payable on a semiannual basis.  The senior subordinated note has financial and restrictive covenants similar to the Company’s term loan facility covenants. The subordinated note agreement matures on July 28, 2012. The $1.9 million of value assigned to the Series B preferred stock represents a discount from the face value of the note, which will be accreted to its repayment amount utilizing the effective interest method.

The term loan facility, revolving credit facility and subordinated note agreements have financial covenants and include various restrictions with respect to the Company. In addition, there are restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions and sales of assets over certain amounts. In addition, the covenants include maximum interest expense coverage, debt and leverage ratios and restrictive covenants, including limitations on new debt, advances to subsidiaries and employees, capital expenditures and transactions with stockholders and affiliates. The Company was in compliance with all covenants at December 31, 2009 and June 30, 2010.

9.                                      Commitments and Contingencies

Litigation

On January 29, 2007, Medtronic, Inc. filed a patent infringement action against the Company in the U.S. District Court for the Northern District of California, alleging that substantially all of the Company’s AMPLATZER occluder and vascular plug devices, which have historically accounted for substantially all of the Company’s net sales, infringe three of Medtronic’s method and apparatus patents on shape memory alloy stents (U.S. Patent Nos. 5,190,546, 6,306,141 and 5,067,957, collectively known as the “Jervis patents”). On March 26, 2010, Medtronic and the Company entered into a Settlement and License Agreement in which the parties agreed to settle all issues in the pending litigation.  The Company agreed to pay Medtronic the total amount of $35.0 million according to the following schedule: The first payment of $7.5 million was paid in April 2010; the second payment of $7.5 million will be paid in January 2012; and the third and fourth payments of $10.0 million each will be paid in January 2013 and January 2014. Medtronic also granted the Company a royalty-free, paid-up license to the patents at issue for any and all existing Company products, as well as any future Company products that use nitinol for the entire term of the Jervis patents.  On March 30, 2010, an order was entered by the court dismissing the litigation with prejudice.  The settlement resulted in a charge for the period ended March 31, 2010 of $31.9 million, representing the discounted value of the $35.0 million settlement amount to be paid out over the four-year period.

On November 30, 2007, the University of Minnesota filed a patent infringement action alleging that the Company’s AMPLATZER occlusion devices infringe their method and apparatus patents on septal devices. One of the two patents expired in 2004. The Company believes that it has significant defenses to the litigation, including unenforceability, invalidity and non-infringement. The Company believes this claim is without merit and will continue to vigorously defend its position. As the outcome is uncertain, the Company did not accrue any costs resulting from the claim at June 30, 2010 or December 31, 2009.

The Company is subject to other various litigation claims in the normal course of business. Management does not believe that any of these claims will have a material impact on the financial statements.

10.                               Stock-based compensation

Stock-based compensation expense was $1.3 million and $2.7 million for the three and six months ended June 30, 2010, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2009, respectively.

11.                               Income Taxes

The Company uses an estimated annual effective tax rate to determine its quarterly provision for income taxes.  The Company has recorded an income tax benefit of $0.5 million and $10.2 million for the three and six months ended June 30, 2010, respectively, and income tax expense of $0.4 million and $0.3 million for the three and six months ended June 30, 2009, respectively.  The income tax benefit was subject to an annual loss limitation during the current quarter.

At June 30, 2010 and 2009, the Company had capital loss carryforwards of $5.6 million and $6.0 million, respectively, which expire at various times beginning in 2009 through 2014. The Company has established a valuation allowance against these capital loss carryforwards, as it does not believe they will be realizable in future years.  Additionally, the Company has foreign net operating losses from prior years.  The Company has established full valuation allowances against these due to lack of sufficient positive evidence to realize the deferred tax assets associated with the net operating losses in each country.

The Company records all income tax contingency accruals in accordance with ASC Topic 740. At December 31, 2009 and June 30, 2010, the Company had $1.8 million and $2.0 million of unrecognized tax benefits, respectively, including interest and penalties, that, if recognized would result in a reduction of the Company’s effective tax rate. As of December 31, 2009 and June 30,

2010, the Company had approximately $1.2 million and $1.3 million accrued for interest and penalties, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable, as appropriate.

The Company’s income tax returns are subject to examination for 2006 and subsequent years. The Company’s federal income tax returns that were under examination were concluded by June 30, 2010 with the resulting expense recorded as a discrete item in the second quarter. State and foreign income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification to the states.

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

Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, the Company’s stock options are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive. The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. The terms of the Company’s preferred stock, all of which converted to common stock in connection with the Company’s initial public offering, included the right to participate with common stockholders in the dividends and unallocated income. Net losses were not allocated to the preferred stockholders. Therefore, when applicable, basic and diluted EPS are calculated using the two-class method as the Company’s convertible preferred stockholders had the right to participate or share in the undistributed earnings with common stockholders. Diluted net loss per common share was the same as basic net loss per share for the six months ended June 30, 2010 and the three and six months ended June 30, 2009, since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to the net loss attributable to common stockholders.

The effect of the Company’s participating convertible Series A and Series B preferred stock is excluded in basic EPS under the two-class method in accordance with ASC Topic 260, for the three and six months ended June 30, 2009 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income (loss)	$3,642	$2,166	$(17,586)	$(4,197)
Series A and Series B preferred stock and Class A common stock dividends	—	(4,237)	—	(8,471)
Net income (loss) applicable to common stockholders	$3,642	$(2,071)	$(17,586)	$(12,668)
Denominator:
Weighted average common shares outstanding	50,156	20,559	50,130	20,559
Weighted average effect of the assumed conversion of Class A common stock from the date of issuance	—	923	—	923
Weighted average effect of the assumed conversion of Series A and B preferred stock from the date of issuance	—	—	—	—
Weighted average shares of common stock outstanding, basic	50,156	21,482	50,130	21,482

Common Stock Equivalents:
Stock Options	793	—	—	—
Restricted Stock Units	237	—	—	—
Employee Stock Purchase Plan	21	—	—	—
Weighted average shares of common stock outstanding, diluted	51,207	21,482	50,130	21,482

Net income (loss) per share-basic	$0.07	$(0.10)	$(0.35)	$(0.59)

Net income (loss) per share-diluted	$0.07	$(0.10)	$(0.35)	$(0.59)

Shares excluded because effect would be anti-dilutive
Common Stock Equivalents:
Conversion of Series A Preferred	—	17,975	—	17,975
Conversion of Series B Preferred	—	96	—	96
Stock Options	609	1,411	1,393	1,413
Restricted Stock Units	—	—	237	—
Employee Stock Purchase Plan	—	—	17	—

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

The Company recognizes transfers between tiers of the three-tier hierarchy at the end of the period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of cash and cash equivalents approximates fair value at June 30, 2010 and December 31, 2009.  Cash and cash equivalents are classified as Level 1 in the fair value hierarchy.

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

As of December 31, 2009, the balance of the contingent obligation recorded was $4.0 million and the discounted value of the guaranteed payment was $9.8 million. In January 2010, $1.3 million was paid relating to the fiscal year 2009 contingent payment and $3.1 million was paid relating to the January 2010 guaranteed payment.  For the three and six month periods ending June 30, 2010, the Company recorded as a reduction to operating expense approximately $0.2 million.  As of June 30, 2010, the balance of the contingent obligation recorded was $2.2 million.

In conjunction with the January 1, 2010 purchase of the vascular distribution rights, inventory and intangible assets from the Company’s distributor in Canada, a contingent payment payable in January 2011, which as of the acquisition date had a net present value of $0.1 million payable if certain revenue goals are achieved during this period, was recorded.  As of June 30, 2010, the balance of the contingent obligation recorded was $0.1 million.

The following table represents a summary of the contingent consideration liability and activity (in thousands) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Contingent Consideration:
Balance at Beginning of Period	$2,747	$9,977	$7,457	$—
Purchase price contingent consideration	—	—	100	10,558
Payments	—	(2,000)	(4,727)	(2,000)
Change in fair value of contingent consideration (included in the statement of operations)	(240)	(698)	(153)	(698)
Currency translation effect	(249)	865	(419)	284
Balance at End of Period	$2,258	$8,144	$2,258	$8,144

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three and six month periods ended June 30, 2010 and June 30, 2009 we had no significant fair value measurements of assets or liabilities at fair value subsequent to their initial recognition, except as disclosed in Note 14.

Fair Value of Financial Instruments

The carrying value of the Company’s debt instruments approximates fair value for all periods presented.

14.                               Equity Method Investment

During the first quarter of 2009, the Company determined that its equity method investment in Ample Medical, Inc. was other-than-temporarily impaired and wrote-off the remaining investment balance to its fair value of $0.0 million.  The loss on impairment of $2.3 million is recorded in the investment loss line item on the statement of operations for the six months ended June 30, 2009.

15.                               Comprehensive Income

Comprehensive income consists of net income and the effects of foreign currency translation.  The following table provides a reconciliation of net income (loss) to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$3,642	$2,166	$(17,586)	$(4,197)
Changes in foreign currency translation	(4,825)	3,900	(8,439)	431
Total comprehensive income (loss)	$(1,183)	$6,066	$(26,025)	$(3,766)

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

Net sales to external customers and long-lived assets by geography are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales:
United States	$20,241	$19,975	$38,580	$36,750
International:
Europe (exclusive of Italy)	15,511	15,158	31,684	28,752
Italy	5,892	5,703	12,058	11,379
Other	12,106	9,125	22,704	17,500
Total International	33,509	29,986	66,446	57,631

Total net sales	$53,750	$49,961	$105,026	$94,381

	June 30, 2010	December 31, 2009
	(Unaudited)
Long-lived assets:
United States	$166,684	$172,328
Italy	37,118	45,394
International (exclusive of Italy)	20,308	23,942
Total long-lived assets	$224,110	$241,664

We are not dependent on any single customer, and no single customer (including distributors) accounted for more than 10% of our net sales for the three and six months ended June 30, 2010 and 2009.

17.                               Subsequent Events

In August 2006, we filed an initial patent infringement suit in August 2006 against Occlutech GmbH (Occlutech), based in Jena, Germany.  In June 2010 the Regional Court in Dusseldorf entered judgment awarding AGA Medical 2.1 million Euros as damages resulting from Occlutech’s infringement of AGA Medical’s patent.  Although subject to appeal, we have preliminarily enforced the decision and received a payment of 2.1 million Euros in July 2010 from Occlutech.  We did not record a gain contingency in our financial results as the appeal process is not yet complete.  In conjunction with this judgment award, we are required to post a letter of credit with the Regional Court in Dusseldorf.  The letter of credit was issued in July 2010, resulting in a $2.5 million increase to our restricted cash balance.

On August 3, 2010, our revolving credit facility was increased from $25.0 million to $40.0 million, with a new maturity date of January 28, 2013.  The maturity date will be January 28, 2012 if the senior subordinated notes due 2012 have not been retired in full by January 28, 2012.  No change was made to the guarantors, collateral, the representations and warranties or the covenants.  Under this agreement our effective interest rate as of June 30, 2010 would have been 4.84% as compared to 2.34% under the existing agreement.  We incurred upfront fees of approximately $0.7 million that will be recorded to interest expense over the term of the revolving credit facility.

Cautionary Statement regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, statements related to the following: (i) pending litigation, (ii) our anticipated investments in our infrastructure; (iii) our market position; (iv) our anticipated future cash flows, liquidity requirements, and sources of liquidity; and (v) any statements about our plans, strategies and prospects.  These statements are based on the beliefs of management as well as assumptions made by, and information currently available to, us. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These factors include, among other things:

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

•                  changes in currency exchange rates and interest rates; and

•                  other risks and uncertainties, disclosed in our filings with the Securities and Exchange Commission, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 4, 2010.

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

PART I — FINANCIAL INFORMATION

Explanatory note: Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (1) “we,” “us,” “our” and the “Company” refer collectively to AGA Medical Holdings, Inc. and its consolidated subsidiaries and (2) “AGA Medical” refers to AGA Medical Corporation, a wholly-owned subsidiary of the Company.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading innovator and manufacturer of medical devices for the minimally invasive treatment of structural heart defects and vascular abnormalities.  Our AMPLATZER occlusion devices offer transcatheter treatments that have been clinically shown to be highly effective in defect closure.  Our devices and delivery systems use relatively small catheters and can be retrieved and repositioned prior to release from the delivery cable, enabling optimal placement without the need to repeat the procedure or use multiple devices.  We are the only manufacturer with occlusion devices approved to close seven different structural heart defects, and we believe we have the leading market positions in the United States and Europe for each of our devices.  We sell our devices to interventional cardiologists, interventional radiologists, vascular surgeons and electrophysiologists in 112 countries through a combination of direct sales and the use of distributors, with international markets representing 62.3% and 63.3% of our net sales for the three and six months ended June 30, 2010, respectively, and 60.0% and 61.1% of our net sales for the three and six months ended June 30, 2009, respectively.  Included in the percentage for international markets is Italy, which represented 11.0% and 11.5% of our net sales for the three and six months ended June 30, 2010, respectively, and 11.4% and 12.1% of our net sales for the three and six months ended June 30, 2009, respectively.

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

In addition, we have leveraged our core competencies in braiding nitinol and designing transcatheter delivery systems to develop products for the treatment of certain vascular abnormalities.  Our first products in this area, which we launched in the United States in September 2003 and in Europe in January 2004, are vascular plugs for the closure of abnormal blood vessels that develop outside the heart.  A second version of our vascular plug was approved and launched in the United States and Europe in August 2007, and a third version was approved in Europe in May 2008.  We received regulatory approval for a fourth device in Europe in July 2009 and expect to receive regulatory clearance in the United States in the second half of 2010.

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

On January 5, 2009, in order to finance, in part, the acquisition of the assets of our former Italian distributor, AGA Medical issued to an affiliate of Welsh, Carson, Anderson & Stowe IX, L.P., our controlling stockholder,  (1) $15.0 million in aggregate principal amount of our 10% senior subordinated notes due 2012 issued in 2009 (the “2009 notes”), and (2) 1,879 shares of Series B preferred stock.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net sales.  Net sales for the quarter ended June 30, 2010 increased 7.6% to $53.8 million from $50.0 million for the same period in 2009. Our family of AMPLATZER Septal Occluder devices represented 50.9% of net product sales for the quarter ended June 30, 2010 and 55.8% of net product sales for the quarter ended June 30, 2009.  AMPLATZER PFO Occluder devices represented 13.5% and 15.2% of net sales for the quarters ended June 30, 2010 and 2009, respectively. Vascular plugs represented 9.9% of net product sales for the quarter ended June 30, 2010 and 7.0% of net product sales for the quarter ended June 30, 2009.  All other devices represented 13.8% and 10.3% of net product sales for the quarters ended June 30, 2010 and 2009, respectively.  Accessories, including delivery systems, represented 11.9% and 11.8% of net product sales for the quarters ended June 30, 2010 and 2009, respectively. Of the total $3.8 million increase in net sales, $3.5 million was derived from international net sales, which represented an increase of 11.8% compared to international net sales for the same period in 2009, and $0.3 million was derived from increased U.S. net sales, which represented an increase of 1.3% compared to U.S. net sales for the same period in 2009.  The $3.8 million increase in international and U.S. net sales was primarily due to $5.8 million derived from higher volume of units sold, offset by a decrease of $0.8 million derived from changes in product and geography mix, and by a decrease of $1.2 million due to the effects of the appreciation of the U.S. dollar against foreign currencies on our international product sales. U.S. net sales and international net sales represented 37.7% and 62.3%, respectively, of our total net sales for the quarter ended June 30, 2010, compared to 40.0% and 60.0%, respectively, for the same period in 2009.  International direct net sales represented 65.7% and 67.6% of total international net sales for the quarters ended June 30, 2010 and 2009, respectively.

Cost of goods sold.  Cost of goods sold for the quarter ended June 30, 2010 decreased 5.1% to $7.8 million from $8.2 million for the same period in 2009. This decrease in cost of goods sold was mainly attributable to $1.3 million of prior year expenses associated with the repurchase of inventory from former distributors whose distribution rights were acquired in January 2009, partially offset by higher volume of units sold and product and geography sales mix. Gross margin increased to 85.5% for the quarter ended June 30, 2010 from 83.6% for the quarter ended June 30, 2009. Excluding the $1.3 million of repurchased inventory charges in 2009, gross margin for the quarter ended June 30, 2009 was 86.3%.  In addition, a stronger dollar during the quarter ended June 30, 2010 unfavorably impacted gross profit by approximately $1.1 million versus the same period in 2009.  Excluding the impact of currency and holding everything else constant, gross margin would have been 85.8% for the quarter ended June 30, 2010.

Selling, general and administrative.  Selling, general and administrative expenses for the quarter ended June 30, 2010 increased 2.8% to $24.5 million from $23.8 million for the same period in 2009. This increase of $0.7 million was due to an increase in costs related primarily to expanding our direct sales force in several European countries and North America associated with the growth of our business, offset by a decrease in general and administration expenses, primarily due to lower legal fees and the effects of the appreciation of the U.S. dollar against foreign currencies on our international expenses. As a percentage of net sales, our selling, general and administrative expenses for the quarter ended June 30, 2010 decreased to 45.5% compared to 47.6% for the same period in 2009.

Research and development.  Research and development expenses for the quarter ended June 30, 2010 increased 33.1% to $11.5 million from $8.6 million for the same period in 2009. This increase was primarily attributable to spending increases for new clinical trials and strong patient enrollment for existing trials during the quarter ended June 30, 2010, and partially attributable to increased headcount and outside testing to support both our pre-clinical and development efforts compared with the same period in 2009. As a percentage of net sales, our research and development expenses for the quarter ended June 30, 2010 increased to 21.3% from 17.2% for the same period in 2009.

Amortization of intangible assets. Amortization expenses for the quarter ended June 30, 2010 increased 5.6% to $4.9 million compared to $4.7 million for the same period in 2009. As a percentage of net sales, amortization of intangible assets for the quarter ended June 30, 2010 decreased to 9.2% from 9.4% for the same period in 2009.

Change in purchase consideration.  Change in purchase consideration for the quarter ended June 30, 2010 included a benefit of $0.2 million compared with a benefit of $0.7 million for the same period in 2009.  The benefit recorded in the quarter ended June 30, 2010 is derived from the reduction in fair value of the contingent payment obligations resulting from the acquisition of distribution rights from our former distributor in Italy. The benefit recorded in the quarter ended June 30, 2009 is derived from a $0.9 million reduction in fair value of the contingent payment obligations resulting from the acquisition of distribution rights from former distributors in Italy, Portugal and Canada, offset by a $0.2 million increase in fair value of the contingent payment obligations resulting from the acquisitions of distributor rights from former distributors in the Netherlands and France.

Interest income.   Interest income for the quarter ended June 30, 2010 decreased to $21,000 from $29,000 for the same period in 2009.

Interest expense.  Interest expense for the quarter ended June 30, 2010 decreased 34.3% to $2.4 million from $3.6 million for the same period in 2009. The decrease in interest expense reflects the reduction in overall debt, which was directly attributable to the use of the proceeds from the initial public offering in 2009 and lower average interest rates for the quarter ended June 30, 2010.  This was partially offset due to the accretion of the discount associated with the Medtronic litigation settlement charge.

Other income (expense), net.  Other income (expense), net for the quarter ended June 30, 2010 decreased to $0.1 million from $0.8 million for the same period in 2009, mainly as a result of lower foreign exchange gains.

Income tax benefit.  Income tax benefit for the quarter ended June 30, 2010 was $0.5 million as compared to a $0.4 million expense for the same period in 2009 primarily due to a true-up to the projected full year effective tax rate during the quarter and annual loss limitations that the Company was subject to this quarter.

Net income.  Net income for the quarter ended June 30, 2010 was $3.6 million as compared to net income of $2.2 million for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net sales.  Net sales for the six months ended June 30, 2010 increased 11.3% to $105.0 million from $94.4 million for the same period in 2009. Our family of AMPLATZER Septal Occluder devices represented 50.9% of net product sales for the six months ended June 30, 2010 and 55.2% of net product sales for the six months ended June 30, 2009.  AMPLATZER PFO Occluder devices represented 14.1% and 15.3% of net sales for the six months ended June 30, 2010 and 2009, respectively. Vascular plugs represented 9.9% of net product sales for the six months ended June 30, 2010 and 6.9% of net product sales for the six months ended June 30, 2009.  All other devices represented 13.3% and 10.7% of net product sales for the six months ended June 30, 2010 and 2009, respectively.  Accessories, including delivery systems, represented 11.8% and 11.9% of net product sales for the six months ended June 30, 2010 and 2009, respectively. Of the total $10.6 million increase in net sales, $8.8 million was derived from international net sales, which represented an increase of 15.3% compared to international net sales for the same period in 2009, and $1.8 million was derived from increased U.S. net sales, which represented an increase of 5.0% compared to U.S. net sales for the same period in 2009.  The $10.6 million increase in international and U.S. net sales was primarily due to $12.6 million derived from higher volume of units sold, which included an increase of $3.7 million derived from the launch of new products,  a $0.4 million benefit due to changes in currency compared to the same period in 2009 and a $0.2 million increase in freight revenue, restocking fees and adjustments to sales return reserves.  These increases were offset by a decrease of $2.6 million derived from changes in product and geography mix.  U.S. net sales and international net sales represented 36.7% and 63.3%, respectively, of our total net sales for the six months ended June 30, 2010, compared to 38.9% and 61.1%, respectively, for the same period in 2009.  International direct net sales represented 68.2% and 69.0% of total international net sales for the six months ended June 30, 2010 and 2009, respectively.

Cost of goods sold.  Cost of goods sold for the six months ended June 30, 2010 decreased 11.9% to $15.0 million from $17.0 million for the same period in 2009. This decrease in cost of goods sold was mainly attributable to $3.7 million of prior year expenses associated with the repurchase of inventory from former distributors whose distribution rights were acquired in January 2009, partially offset by higher volume of units sold and product and geography sales mix. Gross margin increased to 85.7% for the six months ended June 30, 2010 from 82.0% for the six months ended June 30, 2009. Excluding the $3.7 million of repurchased inventory charges in 2009, gross margin for the six months ended June 30, 2009 was 86.0%.  Gross margin for the six months ended June 30, 2010 was unchanged at 85.7% on a constant currency basis.

Selling, general and administrative.  Selling, general and administrative expenses for the six months ended June 30, 2010 increased 7.3% to $49.8 million from $46.5 million for the same period in 2009. This increase of $3.4 million was due to an increase in costs related primarily to expanding our direct sales force in several European countries and North America associated with the expansion of our business, and offset by a decrease in general and administrative expenses, primarily due to lower legal fees.  As a percentage of net sales, our selling, general and administrative expenses for the six months ended June 30, 2010 decreased to 47.5% compared to 49.2% for the same period in 2009.

Research and development.  Research and development expenses for the six months ended June 30, 2010 increased 31.2% to $21.6 million from $16.5 million for the same period in 2009. This increase was primarily attributable to spending increases for new clinical trials and higher patient enrollment for existing trials during the six months ended June 30, 2010, and partially attributable to increased headcount to support both our pre-clinical and development efforts compared with the same period in 2009. As a percentage of net sales, our research and development expenses for the six months ended June 30, 2010 increased to 20.6% from 17.5% for the same period in 2009.

Litigation settlement.  The litigation settlement expense of $31.9 million for the six months ended June 30, 2010 was attributable to the settlement reached with Medtronic related to the Jervis patent lawsuit, as described in more detail in Note 9, and represents the discounted value of the $35.0 million settlement to be paid over four years.

Amortization of intangible assets. Amortization expenses for the six months ended June 30, 2010 increased 0.8% to $10.0 million compared to $9.9 million for the same period in 2009. As a percentage of net sales, amortization of intangible assets for the six months ended June 30, 2010 decreased to 9.5% from 10.5% for the same period in 2009.

Change in purchase consideration.  Change in purchase consideration for the six months ended June 30, 2010 included a benefit of $0.2 million compared with a benefit of $0.7 million for the same period in 2009.  The benefit recorded in the six months ended June 30, 2010 is derived from the reduction in fair value of the contingent payment obligations resulting from the acquisition of distribution rights from our former distributor in Italy. The benefit recorded in the six months ended June 30, 2009 is derived from a $0.9 million reduction in fair value of the contingent payment obligations resulting from the acquisition of distribution rights from former distributors in Italy, Portugal and Canada, offset by a $0.2 million increase in fair value of the contingent payment obligations resulting from the acquisitions of distributor rights from former distributors in the Netherlands and France.

Investment loss.  The loss in 2009 reflected a write-off of our investment in a privately-held, early stage company focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects.  For additional information, see Note 14 to our consolidated financial statements.

Interest income.  Interest income for the six months ended June 30, 2010 decreased to $60,000 from $61,000 for the same period in 2009.

Interest expense.  Interest expense for the six months ended June 30, 2010 decreased 45.4% to $4.5 million from $8.1 million for the same period in 2009. The decrease in interest expense reflects the reduction in overall debt, which was directly attributable to the use of the proceeds from the initial public offering in 2009 and lower average interest rates for the six months ended June 30, 2010.  This was partially offset by the accretion of the discount associated with the Medtronic litigation settlement charge taken in the first quarter of 2010.

Other income (expense), net.  Other income (expense), net for the six months ended June 30, 2010 decreased to ($0.3) million from $1.3 million for the same period in 2009, mainly as a result of foreign exchange losses in the current period compared to foreign exchange gains in the same period in 2009.

Income tax expense (benefit).  Income tax benefit for the six months ended June 30, 2010 was $10.2 million as compared to a $0.3 million expense for the same period in 2009, due to lower pre-tax income, primarily resulting from the Medtronic litigation settlement.

Net loss.  Net loss for the six months ended June 30, 2010 was $17.6 million as compared to net loss of $4.2 million for the same period in 2009.

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

Restricted cash balances that are pledged as collateral for letters of credit affect our liquidity.  The majority of letters of credit are issued in currencies other than U.S. dollar.  Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our liquidity and require increases to our restricted cash balances.  As of June 30, 2010, we had restricted cash of $6.1 million compared to $3.3 million as of December 31, 2009, an increase of $2.8 million.  In July 2010, our restricted cash balance increased by $2.5 million to $8.6 million as a result of an additional letter of credit required to preliminarily enforce our damages award in the Occlutech litigation.  See Note 17 of our unaudited condensed financial statements including in Part I, Item 1 of this Form 10-Q.  Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit were issued.

Cash Flows

Cash Flows Used In Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 increased to $1.8 million from $1.7 million of net cash used in operating activities for the six months ended June 30, 2009. This increase was primarily attributable to the following changes in cash flows for the six months ended June 30, 2010 compared to the same period in 2009:  a $13.4 million decrease in net income and a $24.4 million increase to the provision related to Medtronic litigation, which were partially offset by a $9.7 million decrease in deferred taxes, a $2.4 million decrease in losses on our equity investment due to our impairment and write-off of this investment during March 2009, a net $2.0 million increase in non-cash items, including depreciation, amortization, debt discount accretion, deferred financing cost amortization, and stock-based compensation expense, and a net increase of  $2.6 million related to changes in working capital balances.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 decreased to $12.3 million from $41.3 million for the same period in 2009. This decrease was primarily attributable to the following changes in cash flows for the six months ended June 30, 2010 compared to the same period in 2009:  a $26.8 million decrease in acquisitions of distribution rights from former distributors and a $4.6 million decrease in purchases of property and equipment, which was partially offset by a $2.5 million increase in restricted cash related to Occlutech litigation.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 decreased to $0.8 million from $28.4 million for the same period in 2009.  This decrease was primarily attributable to the following changes in cash flows for the six months ended June 30, 2010 compared to the same period in 2009:   $15.1 million decrease in net amounts drawn under our revolving credit facility, a $15.0 million decrease from the issuance of notes, a $1.6 million decrease in payments of deferred financing fees, which were offset by a $0.3 million increase in issuance of common stock under employee stock purchase plan and $0.6 million increase in proceeds from exercise of stock options.

Cash Position and Indebtedness

Our total gross indebtedness exclusive of discounts was $222.3 million at December 31, 2009 and $218.1 million at June 30, 2010.

As of June 30, 2010, our senior secured credit facility consisted of a $215.0 million seven-year Tranche B term loan facility and a $25.0 million revolving credit facility. The revolving credit facility matures on July 28, 2011, and the Tranche B term loan facility matures on April 28, 2013.  On April 14, 2010, we borrowed $5.0 million under the revolving credit facility to provide sufficient funds to pay Medtronic $7.5 million due under the settlement and license agreement entered into on March 26, 2010.  On May 13, 2010, we repaid $5.0 million under the revolving credit facility.  As of June 30, 2010, we did not have outstanding borrowings under our revolving credit facility and had $197.0 million outstanding under our Tranche B term loan facility.

On August 3, 2010, our revolving credit facility was increased from $25.0 million to $40.0 million, with a new maturity date of January 28, 2013.  The maturity date will be January 28, 2012 if the senior subordinated notes due 2012 have not been retired in full by January 28, 2012.  No change was made to the guarantors, collateral, the representations and warranties or the covenants.  Under this agreement our effective interest rate as of June 30, 2010 would have been 4.84% as compared to 2.34% under the existing agreement.  We incurred upfront fees of approximately $0.7 million that will be recorded to interest expense over the term of the revolving credit facility.

Our senior secured credit facility contains customary covenants, including restrictions on our ability to incur indebtedness, grant liens, pay dividends, sell our assets, use funds for capital expenditures, make investments, make optional payments or modify debt instruments, or enter into sale and leaseback transactions. Our senior secured credit facility also requires us to maintain compliance with specified financial covenants. As of June 30, 2010, we were in compliance with all of our financial covenants specified in our senior secured credit facility. Our senior secured credit facility also contains customary events of default. Upon the occurrence of an event of default, lenders thereunder may cease to make loans and declare amounts outstanding to be immediately due and payable. The indebtedness under our senior secured credit facility is secured by a perfected first priority security interest in all of our tangible and intangible assets (including, without limitation, intellectual property, owned real property and all of our capital stock and each direct and indirect subsidiaries, provided that no assets of any foreign subsidiary is included as collateral and no more than 65% of the voting stock of any first-tier foreign subsidiary is required to be pledged).

The following table sets forth the amounts outstanding under our Tranche B term loan facility and our revolving credit facility, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder as of June 30, 2010.

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(dollars in millions)
Revolving Credit Facility	2.34%	$—	$25.0
Tranche B Term Loan Facility	2.45%	197.0	—
Total		$197.0	$25.0

In addition to our Tranche B term loan facility and our revolving credit facility, as of June 30, 2010, we had $15.0 million outstanding aggregate principal amount of 2009 notes. The effective interest rate of the 2009 notes at June 30, 2010 was 14.6%, compounded semiannually.  As part of the securities purchase agreement entered into in connection with the issuance of the 2009 notes, AGA Medical issued 1,879 shares of Series B preferred stock valued at $1.9 million to the purchaser of the 2009 notes, which shares of Series B preferred stock were converted to our 95,562 shares of our common stock immediately prior to completion of our initial public offering. As a result, the discounted issue value of the 2009 notes was $13.1 million. As of June 30, 2010, the accreted value of the outstanding 2009 notes on our balance sheet was $13.9 million. The $1.9 million of discount from the face value is being accreted on our balance sheet to the 2009 notes repayment amount utilizing the effective interest rate. The original issue discount has been recognized as interest expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively.   Interest on the 2009 notes is payable on a semiannual basis in arrears on January 1 and July 1 of each year.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

While our results of operations are not materially affected by seasonality, our net sales are affected by holiday and vacation periods, especially in the first and third quarters in Europe.

PART I — FINANCIAL INFORMATION

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately $89.1 million, or 44.8%  and $45.4 million, or 43.2%, of our net sales were denominated in foreign currencies for the year ended December 31, 2009 and the six months ended June 30, 2010, respectively. Selling, marketing and general costs related to these foreign currency sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. For sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

In the first quarter of 2009, we initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. We generally use foreign currency forward contracts to hedge transactions related to known inter-company sales and inter-company debt. We also may hedge firm commitments. These contracts generally relate to our European operations and are denominated primarily in Euros and sterling. All of our foreign exchange contracts are recognized on the balance sheet at their fair value. We do not enter into foreign exchange contracts for speculative purposes. We recorded gains from foreign currency forward contracts of  $1.5 million and $1.7 million for the three and six months ended June 30, 2010, respectively and $0.0 million and $0.1 million for the three and six months ended June 30, 2009, respectively.  These are reflected on the consolidated statement of operations in the other income (expense), net line.  Amounts on our balance sheet at June 30, 2010 and December 31, 2009 are immaterial.

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

We entered into an amended and restated senior secured credit agreement in connection with our April 2006 recapitalization and repaid our prior senior term loan. The transaction resulted in a $215.0 million Tranche B term loan facility and a revolving credit facility of $25.0 million. We currently have outstanding borrowings of $197.0 million under the Tranche B term loan facility and no amounts outstanding under our revolving credit facility as of June 30, 2010 and December 31, 2009.

ITEM 4.  Control and Procedures

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2010 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Explanatory note: Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (1) “we,” “us,” “our” and the “Company” refer collectively to AGA Medical Holdings, Inc.  and its consolidated subsidiaries and (2) “AGA Medical” refers to AGA Medical Corporation, a wholly-owned subsidiary of the Company.

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

The aggregate offering price of securities registered was $229,281,250 and the aggregate amount sold was $199,375,000. The aggregate underwriting discount was $12,959,375, none of which was paid to our affiliates. We incurred approximately $5.0 million of other expenses in connection with the offering. Net proceeds we received from this offering totaled approximately $82.2 million. We used $25.0 million of the net proceeds from our initial public offering to fully repay principal and accrued and unpaid interest under our revolving credit facility. We used $50.0 million of the net proceeds from our initial public offering to prepay the principal amount of our 10% senior subordinated notes due 2012 that were issued in 2005, or the 2005 notes. In addition, we used approximately $5.0 million of the net proceeds from our initial public offering to pay accrued and unpaid interest on the 2005 notes and the 10% senior subordinated notes due 2012 that were issued in 2009. The remaining proceeds from our IPO are being used for working capital and general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

On August 3, 2010, our revolving credit facility was increased from $25.0 million to $40.0 million, with a new maturity date of January 28, 2013.  The maturity date will be January 28, 2012 if the senior subordinated notes due 2012 have not been retired in full by January 28, 2012.  No change was made to the guarantors, collateral, the representations and warranties or the covenants.  Under this agreement our effective interest rate as of June 30, 2010 would have been 4.84% as compared to 2.34% under the existing agreement.  We incurred upfront fees of approximately $0.7 million that will be recorded to interest expense over the term of the revolving credit facility.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AGA MEDICAL HOLDINGS, INC. (Registrant)
Date: August 4, 2010	By:	/s/ John R. Barr
Name: John R. Barr
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Brigid A. Makes
Name: Brigid A. Makes
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Form of Amended and Restated Certificate of Incorporation of AGA Medical Holdings, Inc.—incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A filed on October 20, 2009.
3.2	Form of Amended and Restated Bylaws of AGA Medical Holdings, Inc.—incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A filed on October 1, 2009.
10.1*	Incremental Facility Amendment / Second Amendment to Amended & Restated Credit Agreement and Joinder
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith