Form 10-Q
period 2010-09-30
AGA Medical Holdings, Inc.
filed 2010-11-09
CIK 1421419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 50,273,398 shares of AGA Medical Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on November 5, 2010.

AGA MEDICAL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,338	$24,470
Accounts receivable, less allowance for doubtful accounts of $809 and $481 and discounts of $225 and $395 at September 30, 2010 and December 31, 2009, respectively	48,888	48,730
Inventory	11,893	12,408
Prepaid expenses	1,806	1,408
Income tax receivable	7,815	2,762
Other tax receivable	—	799
Deferred tax assets, net	7,670	8,339
Total current assets	97,410	98,916
Property and equipment, net	36,581	38,669
Goodwill	84,246	85,381
Intangible assets, net	95,237	111,655
Restricted cash	8,278	3,304
Other assets, net	403	379
Deferred tax assets, net	504	—
Deferred financing costs, net	2,167	2,276

Total assets	$324,826	$340,580

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Reserve for customer returns	$8,814	$9,335
Trade accounts payable	8,625	8,643
Accrued royalties	2,292	2,299
Accrued interest	1,137	1,462
Accrued wages	11,789	10,549
Short-term obligations to former distributors, less discount	3,341	7,880
Accrued expenses	4,481	5,391
Income taxes payable	297	2,913
Total current liabilities	40,776	48,472
Long-term debt, less current portion	196,963	196,963
Senior subordinated note payable, less discount of $663 and $1,383 at September 30, 2010 and December 31, 2009, respectively	9,337	13,617
Long-term obligations to former distributors, less discount	4,738	9,382
Long-term litigation settlement, less discount	24,914	—
Deferred gain contingency	2,879	—
Deferred tax liabilities	19,152	32,984
Accrued income taxes	2,915	2,705
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares—400,000
Issued and outstanding shares—50,268 at September 30, 2010 and 50,094 at December 31, 2009	503	501
Additional paid-in capital	278,654	273,309
Excess purchase price over predecessor basis	(63,500)	(63,500)
Accumulated other comprehensive loss	(3,057)	(489)
Accumulated deficit	(189,448)	(173,364)
Total stockholders’ equity	$23,152	$36,457
Total liabilities and stockholders’ equity	$324,826	$340,580

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net sales	$50,481	$50,158	$155,507	$144,540
Cost of goods sold	6,776	6,599	21,763	23,603
Gross profit	43,705	43,559	133,744	120,937

Operating expenses:
Selling, general and administrative	23,527	25,441	73,370	71,897
Research and development	12,028	8,428	33,648	24,905
Litigation settlement	—	—	31,859	—
Amortization of intangible assets	4,954	5,077	14,925	14,972
Change in purchase consideration	(937)	(353)	(1,090)	(1,051)
Gain on disposal of assets	1	2	—	(23)
Total operating expenses	39,573	38,595	152,712	110,700
Operating income (loss)	4,132	4,964	(18,968)	10,237

Investment loss	—	—	—	(2,352)
Interest income	17	20	77	80
Interest expense	(2,768)	(3,994)	(7,219)	(12,143)
Other income (expense), net	(450)	320	(713)	1,595
Income (loss) before income taxes	931	1,310	(26,823)	(2,583)

Income tax benefit	(571)	(879)	(10,739)	(573)

Net income (loss)	1,502	2,189	(16,084)	(2,010)

Less Series A and B preferred stock and Class A common stock dividends	—	(4,569)	—	(13,040)

Net income (loss) applicable to common stockholders	$1,502	$(2,380)	$(16,084)	$(15,050)

Net income (loss) per common share-basic	$0.03	$(0.11)	$(0.32)	$(0.70)

Net income (loss) per common share-diluted	$0.03	$(0.11)	$(0.32)	$(0.70)

Weighted average common shares-basic	50,244	21,483	50,168	21,483
Weighted average common shares-diluted	51,189	21,483	50,168	21,483

See notes to unaudited consolidated financial statements.

AGA MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Operating activities
Net loss	$(16,084)	$(2,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,280	18,685
Debt discount accretion and deferred financing cost amortization	2,275	2,079
Provision for litigation settlement	24,359	—
Loss on equity investment	—	2,352
Change in deferred taxes	(13,252)	(3,136)
Change in purchase accounting consideration	(1,090)	(1,051)
Stock-based compensation	3,923	2,538
Excess tax benefits from stock-based compensation	(136)	—
Gain on disposal of property and equipment	—	(23)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,410)	(17,934)
Inventory	516	2,108
Prepaid expenses and other assets	296	(1,440)
Income tax receivable	(4,862)	(65)
Reserve for customer returns	(448)	1,214
Trade accounts payable	57	186
Income tax payable	(2,552)	1,137
Accrued income taxes	210	(680)
Accrued expenses	988	2,864
Net cash provided by operating activities	12,070	6,824

Investing activities
Acquisitions	(8,003)	(36,555)
Purchases of property and equipment	(2,428)	(7,511)
Proceeds from litigation settlement	2,759	—
Increase in restricted cash	(4,974)	(914)
Net cash used in investing activities	(12,646)	(44,980)

Financing activities
Proceeds from long-term debt	—	15,000
Proceeds from revolving line of credit	5,000	15,080
Payments on revolving line of credit	(5,000)	—
Payments on long-term debt	(5,000)	—
Payment of deferred financing fees	(666)	(1,625)
Additional expenses related to initial public offering of common stock	(89)	—
Issuance of common stock under employee stock purchase plan	273	—
Proceeds from exercise of stock options	1,105	84
Excess tax benefits from stock-based compensation	136	—
Purchase of Class B common stock	—	(333)
Net cash provided by (used in) financing activities	(4,241)	28,206

Effect of exchange rate changes on cash	(315)	1,043

Net change in cash and cash equivalents	(5,132)	(8,907)
Cash and cash equivalents at beginning of period	24,470	22,867
Cash and cash equivalents at end of period	$19,338	$13,960
Supplemental disclosures of cash flow information:
Interest paid	$5,123	$7,760
Taxes paid	$8,755	$3,033

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

The Company’s common stock, basic and diluted net income (loss) per common share and basic and diluted weighted average shares give effect for all periods to the 1.00 for 7.15 reverse stock split of the Company’s common stock, which occurred immediately prior to the Company’s October 21, 2009 initial public offering of stock.

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

Foreign Currency Transaction Gain and Losses

Sales originating in the United States denominated in a currency other than the U.S. dollar are generally fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the U.S. dollar and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss and is included in determining net income for the period in which the exchange rate changes. In the first quarter of 2009, the Company initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. The Company generally uses foreign currency forward contracts to hedge transactions related to projected inter-company sales and inter-company debt on a monthly basis. The Company also may hedge firm commitments. These contracts generally relate to obligations associated with our European operations and are denominated primarily in Euros and sterling. All of the Company’s foreign exchange contracts are recognized on the balance sheet at their fair value. The Company does not enter into foreign exchange contracts for speculative purposes. We recorded losses from foreign currency forward contracts of $2.3 million and $0.5 million for the three and nine months ended September 30, 2010, respectively and we recorded gains from foreign currency forward contracts of

$0.3 million and $0.2 million for the three and nine months ended September 30, 2009, respectively.  These are reflected on the consolidated statement of operations in the other income (expense), net line.  Amounts on the balance sheet at September 30, 2010 and December 31, 2009 are immaterial.

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

In addition, the Company has agreed to pay the former owners up to $6.7 million of contingent payments if certain revenue goals are achieved during the first three years following the date of the agreement. The achievements are defined as follows:

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

On January 1, 2010, the Company purchased the vascular product distribution rights, inventory and intangible assets from its distributor in Canada.  The $0.3 million aggregate purchase price included payments of $0.1 million in January 2010, $0.1 million for inventory, and a contingent payment in January 2011 which, as of the acquisition date, had a net present value of $0.1 million payable if certain revenue goals are achieved during this period.

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately eight years.  The intangible assets include a customer list valued at $0.2 million.  The fair value of the identifiable intangible assets and inventory were determined by management.

See note 13 (“Fair Value Measurements”) for the Company’s evaluation of the fair value of all of the Company’s outstanding contingent payments as of September 30, 2010.

5.             Goodwill and Intangible Assets

The following table provides a reconciliation of goodwill (in thousands):

Balance as of December 31, 2009	$85,381
Currency translation effect	(1,135)
Balance as of September 30, 2010 (unaudited)	$84,246

Intangible assets consist of the following:

	Weighted Average	As of September 30, 2010 (unaudited)			As of December 31, 2009
(in thousands)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	Indefinite	$10,650	$—	$10,650	$10,650	$—	$10,650
Developed technology	6.0	86,650	(51,258)	35,392	86,650	(43,817)	42,833
Customer relationships	4.9	63,153	(22,887)	40,266	64,694	(17,431)	47,263
Patent rights	7.5	14,500	(7,250)	7,250	14,500	(5,800)	8,700
Licensed patent	2.3	1,000	(915)	85	1,000	(763)	237
Noncompete agreement	11.8	2,618	(1,024)	1,594	2,710	(738)	1,972
		$178,571	$(83,334)	$95,237	$180,204	$(68,549)	$111,655

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Total amortization expense of intangible assets was $5.0 million and $14.9 million for the three and nine months ended September 30, 2010, respectively, and $5.1 million and $15.0 million for the three and nine months ended September 30, 2009, respectively.

6.             Inventories

Inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory consists of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$5,567	$7,030
Work-in-process	521	360
Finished goods-warehouses	5,474	5,614
Finished goods-consignment	2,059	1,306
Inventory reserve	(1,728)	(1,902)
	$11,893	$12,408

The Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices.

7.             Property, and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2010	December 31, 2009
	(Unaudited)
Manufacturing equipment	$6,402	$5,566
Land	5,103	5,103
Office furniture and equipment	4,777	4,762
Computer hardware and software	14,466	12,891
Building	16,123	16,123
Building improvements	1,957	1,651
Leasehold improvements	3,293	3,951
Land improvements	1,493	1,493
Assets not in service	983	1,490
	54,597	53,030
Accumulated depreciation	(18,016)	(14,361)
Property and equipment, net	$36,581	$38,669

Total depreciation expense for property and equipment was $1.5 million and $4.4 million for the three and nine months ended September 30, 2010, respectively, and $1.4 million and $3.7 million for the three and nine months ended September 30, 2009, respectively.

8.             Debt

At December 31, 2008, there was a borrowing of $9.9 million under the Company’s revolving credit facility, with subsequent borrowings of $5.6 million and $9.5 million on January 2, 2009 and March 20, 2009, respectively.  Borrowings under the Company’s revolving credit facility bear interest at the alternate base rate or the Eurodollar rate.  In March 2009, Bank of America, N.A. assumed the participation of this credit agreement previously held by Lehman Commercial Paper, Inc.  The Company fully repaid on October 26, 2009 the amounts outstanding under the Company’s revolving credit facility with net proceeds from its initial public offering and subsequently had $25.0 million of availability under this facility.

On August 3, 2010, the Company’s revolving credit facility was increased from $25.0 million to $40.0 million, with a new maturity date of January 28, 2013.  The maturity date will be January 28, 2012 if the senior subordinated notes due 2012 have not been retired in full by January 28, 2012.  No change was made to the guarantors, collateral, the representations and warranties or the covenants.  The Company recorded deferred financing fees of approximately $0.7 million that will be recorded to interest expense over the term of the revolving credit facility.  At September 30, 2010 and December 31, 2009, there were no borrowings under the Company’s revolving credit facility.

On July 28, 2005, the Company entered into a $50.0 million, 10% senior subordinated note agreement with a stockholder. As part of the agreement, the Company issued 6,524 shares of Series A preferred stock valued at $6.5 million, which shares were converted to 912,447 shares of the Company’s common stock immediately prior to completion of our initial public offering. The discounted issue value of the subordinated note was $43.5 million.  The senior subordinated notes were fully repaid on October 26, 2009, with proceeds of the Company’s initial public offering.  In conjunction with the repayment of the senior subordinated notes the Company recorded a non-cash charge of $2.7 million as interest expense representing the write-off of the unamortized debt discount that remained upon extinguishment.

On January 5, 2009, the Company entered into a $15.0 million, 10% senior subordinated note agreement with a stockholder. As part of the agreement, the Company issued 1,879 shares of Series B preferred stock valued at $1.9 million to the stockholder, which shares were converted to 95,562 shares of the Company’s common stock immediately prior to completion of our initial public offering. The discounted issue value of the subordinated note is $13.1 million. Interest on the senior subordinated note is payable on a semiannual basis.  The senior subordinated note has financial and restrictive covenants similar to the Company’s term loan facility covenants. The subordinated note agreement matures on July 28, 2012. The $1.9 million of value assigned to the Series B preferred stock represents a discount from the face value of the note, which will be accreted to its repayment amount utilizing the effective interest method.  The Company made a voluntary prepayment of $5.0 million in September 2010, reducing the outstanding principal balance to $10.0 million.  In conjunction with the voluntary prepayment the Company recorded a non-cash charge of $0.4 million representing the related portion of the unamortized debt discount.

The term loan facility, revolving credit facility and subordinated note agreements have financial covenants and include various restrictions with respect to the Company. In addition, there are restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions and sales of assets over certain amounts. In addition, the covenants include maximum interest expense coverage, debt and leverage ratios and restrictive covenants, including limitations on new debt, advances to subsidiaries and employees, capital expenditures and transactions with stockholders and affiliates. The Company was in compliance with all covenants at December 31, 2009 and September 30, 2010.

9.             Commitments and Contingencies

Litigation

In August 2006, the Company filed an initial patent infringement suit against Occlutech GmbH (Occlutech), based in Jena Germany.  In June 2010 the Regional Court in Dusseldorf entered judgment awarding AGA Medical 2.1 million Euros as damages resulting from Occlutech’s infringement of AGA Medical’s patent.  Occlutech has appealed the judgment.  In July 2010, as a condition of Occlutech’s appeal, Occlutech paid the Company the damages awarded in the amount of 2.1 million Euros.  The Company did not record a gain in its financial results as the appeal process is not yet complete.

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

On November 30, 2007, the University of Minnesota filed a patent infringement action alleging that the Company’s AMPLATZER occlusion devices infringe their method and apparatus patents on septal devices. One of the two patents expired in 2004. The Company believes that it has significant defenses to the litigation, including unenforceability, invalidity and non-infringement. The Company believes this claim is without merit and will continue to vigorously defend its position. As the outcome is uncertain, the Company did not accrue any costs resulting from the claim at September 30, 2010 or December 31, 2009.

On August 24, 2010, the Company filed a patent infringement action against W. L. Gore (“Gore”) alleging that Gore’s HELEX Septal Occluder infringes the Company’s apparatus patent No. 5,944,738 on certain collapsible medical devices.  The Company is seeking damages and a permanent injunction.  Gore has counterclaimed for invalidity of the patent at issue.

The Company is subject to other various litigation claims in the normal course of business. Management does not believe that any of these claims will have a material impact on the financial statements.

10.          Stock-based compensation

Stock-based compensation expense was $1.3 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2009, respectively.

11.          Income Taxes

The Company uses an estimated annual effective tax rate to determine its quarterly provision for income taxes.  The Company has recorded an income tax benefit of $0.6 million and $10.7 million for the three and nine months ended September 30, 2010, respectively, and income tax benefit of $0.9 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.  The income tax benefit was subject to an annual loss limitation during the current quarter.

At September 30, 2010 and 2009, the Company had capital loss carryforwards of $5.6 million and $5.7 million, respectively, which expire at various times beginning in 2010 through 2014. The Company has established a valuation allowance against these capital loss carryforwards, as it does not believe they will be realizable in future years.  Additionally, the Company has foreign net operating losses from prior years.  The Company has released the related valuation allowances based upon its expectations that the net operating loss carryforwards will be utilized.

The Company records all income tax contingency accruals in accordance with ASC Topic 740. At December 31, 2009 and September 30, 2010, the Company had $1.8 million and $2.1 million of unrecognized tax benefits, respectively, including interest and penalties, that, if recognized would result in a reduction of the Company’s effective tax rate. As of December 31, 2009 and September 30, 2010, the Company had approximately $1.2 million and $1.3 million accrued for interest and penalties, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable, as appropriate.

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

12.          Earnings Per Common Share

Basic net income or loss per share is calculated in accordance with ASC Topic 260. Basic earnings per share (EPS) is calculated using the weighted-average common shares outstanding in each period under the two-class method. The two-class method requires that the Company include in its basic EPS calculation when dilutive, the effect of the Company’s convertible preferred stock as if that stock were converted into common shares. The convertible preferred shares are not included in the Company’s basic EPS calculation when the effect of inclusion would be anti-dilutive.

Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, the Company’s stock options are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive. The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. The terms of the Company’s preferred stock, all of which converted to common stock in connection with the Company’s initial public offering, included the right to participate with common stockholders in the dividends and unallocated income. Net losses were not allocated to the preferred stockholders. Therefore, when applicable, basic and diluted EPS are calculated using the two-class method as the Company’s convertible preferred stockholders had the right to participate or share in the undistributed earnings with common stockholders. Diluted net loss per common share was the same as basic net loss per share for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to the net loss attributable to common stockholders.

The effect of the Company’s participating convertible Series A and Series B preferred stock is excluded in basic EPS under the two-class method in accordance with ASC Topic 260, for the three and nine months ended September 30, 2009 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income (loss)	$1,502	$2,189	$(16,084)	$(2,010)
Series A and Series B preferred stock and Class A common stock dividends	—	(4,569)	—	(13,040)
Net income (loss) applicable to common stockholders	$1,502	$(2,380)	$(16,084)	$(15,050)
Denominator:
Weighted average common shares outstanding	50,244	20,560	50,168	20,560
Weighted average effect of the assumed conversion of Class A common stock from the date of issuance	—	923	—	923
Weighted average effect of the assumed conversion of Series A and B preferred stock from the date of issuance	—	—	—	—
Weighted average shares of common stock outstanding, basic	50,244	21,483	50,168	21,483

Common Stock Equivalents:
Stock Options	685	—	—	—
Restricted Stock Units	243	—	—	—
Employee Stock Purchase Plan	17	—	—	—
Weighted average shares of common stock outstanding, diluted	51,189	21,483	50,168	21,483

Net income (loss) per share-basic	$0.03	$(0.11)	$(0.32)	$(0.70)

Net income (loss) per share-diluted	$0.03	$(0.11)	$(0.32)	$(0.70)

Shares excluded because effect would be anti-dilutive
Common Stock Equivalents:
Conversion of Series A Preferred	—	17,975	—	17,975
Conversion of Series B Preferred	—	96	—	96
Stock Options	931	1,402	1,432	1,410
Restricted Stock Units	—	—	239	—
Employee Stock Purchase Plan	—	—	17	—

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of cash, cash equivalents and restricted cash approximates fair value at September 30, 2010 and December 31, 2009.  Cash, cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy.

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

On January 8, 2009 (and effective as of January 1, 2009), the Company purchased the distribution rights, inventory, equipment, intangible assets and goodwill from its distributor located in Italy, which under ASC Topic 805 constitutes an acquired business.  The Company has agreed to pay the former owners up to $6.7 million of contingent payments if certain revenue goals are achieved during the first three years following the date of the agreement. The achievements are defined as follows:

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

As of December 31, 2009, the balance of the contingent obligation recorded was $4.0 million and the discounted value of the guaranteed payment was $9.8 million. In January 2010, $1.3 million was paid relating to the fiscal year 2009 contingent payment and $3.1 million was paid relating to the January 2010 guaranteed payment.  For the three and nine month periods ending September 30, 2010, the Company recorded as a reduction to operating expense approximately $0.9 million and $1.1 million, respectively.  As of September 30, 2010, the balance of the contingent obligation recorded was $1.4 million.

In conjunction with the January 1, 2010 purchase of the vascular distribution rights, inventory and intangible assets from the Company’s distributor in Canada, a contingent payment payable in January 2011, which as of the acquisition date had a net present value of $0.1 million payable if certain revenue goals are achieved during this period, was recorded.  As of September 30, 2010, the balance of the contingent obligation recorded was $0.1 million.

The following table represents a summary of the contingent consideration liability and activity (in thousands) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Contingent Consideration:
Balance at Beginning of Period	$2,258	$8,144	$7,457	$—
Purchase price contingent consideration	—	—	100	10,558
Payments	—	—	(4,727)	(2,000)
Change in fair value of contingent consideration (included in the statement of operations)	(937)	(353)	(1,090)	(1,051)
Currency translation effect	207	(94)	(212)	190
Balance at End of Period	$1,528	$7,697	$1,528	$7,697

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three and nine month periods ended September 30, 2010 and September 30, 2009 we had no significant fair value measurements of assets or liabilities at fair value subsequent to their initial recognition, except as disclosed in Note 14.

Fair Value of Financial Instruments

The carrying value of the Company’s debt instruments approximates fair value for all periods presented.

14.          Equity Method Investment

During the first quarter of 2009, the Company determined that its equity method investment in Ample Medical, Inc. was other-than-temporarily impaired and wrote-off the remaining investment balance to its fair value of $0.0 million.  The loss on impairment of $2.3 million is recorded in the investment loss line item on the statement of operations for the nine months ended September 30, 2009.

15.          Comprehensive Income

Comprehensive income consists of net income and the effects of foreign currency translation.  The following table provides a reconciliation of net income (loss) to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$1,502	$2,189	$(16,084)	$(2,010)
Changes in foreign currency translation	5,871	1,654	(2,568)	2,085
Total comprehensive income (loss)	$7,373	$3,843	$(18,652)	$75

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

Net sales to external customers and long-lived assets by geography are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales:
United States	$19,920	$19,268	$58,500	$56,018
International:
Europe (exclusive of Italy)	14,594	15,970	46,278	44,723
Italy	4,924	5,483	16,981	16,862
Other	11,043	9,437	33,748	26,937
Total International	30,561	30,890	97,007	88,522

Total net sales	$50,481	$50,158	$155,507	$144,540

	September 30, 2010	December 31, 2009
	(Unaudited)
Long-lived assets:
United States	$165,132	$172,328
Italy	40,517	45,394
International (exclusive of Italy)	21,767	23,942
Total long-lived assets	$227,416	$241,664

We are not dependent on any single customer, and no single customer (including distributors) accounted for more than 10% of our net sales for the three and nine months ended September 30, 2010 and 2009.

17.          Subsequent Events

On October 15, 2010, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with St. Jude Medical, Inc., a Minnesota company (“St. Jude”), and its indirect wholly owned subsidiary, Asteroid Subsidiary Corporation, a Delaware corporation. Pursuant to the Merger Agreement, on October 20, 2010, Asteroid Subsidiary Corporation commenced an exchange offer to purchase all of our outstanding shares of our common stock at a purchase price of $20.80 per share, payable in cash and/or St. Jude common stock, at the tendering stockholders’ election, subject to proration and adjustment as provided in the Merger Agreement, in order for 50% of the total consideration payable in the exchange offer consist of cash and 50% to consist of St. Jude common stock. The exchange offer will remain open for at least 20 business days and will expire, unless extended or terminated in accordance with its terms, at 12:00 midnight (one minute after 11:59 p.m.), New York City time, on the evening of November 17, 2010. As soon as practicable after the consummation of the exchange offer and satisfaction or waiver of certain conditions set forth in the Merger Agreement, Asteroid Subsidiary Corporation will merge with and into AGA Medical Holdings, Inc., and AGA Medical Holdings, Inc. will become a direct wholly-owned subsidiary of St. Jude Medical, which is expected to be followed by a second merger of AGA Medical Holdings, Inc. into another wholly-owned subsidiary of St. Jude.

The Merger Agreement provides that completion of the exchange offer will be subject to certain conditions, including (i) stockholders holding a majority of our outstanding common shares tendering in the exchange offer, calculated on a fully-diluted basis, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any non-U.S. antitrust, competition or similar notification or clearance laws, (iii) St. Jude’s registration statement on Form S-4, relating to the St. Jude common stock to be issued in the exchange offer, being declared effective by the Securities and Exchange Commission, and (iv) the absence of a Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The exchange offer is not conditioned on the ability of St. Jude or Asteroid Subsidiary Corporation to obtain third party financing.

The Merger Agreement also includes customary covenants governing the conduct of our business prior to completion of the merger, including the use of commercially reasonable efforts to operate our business in the ordinary course until the effective time of the merger. We have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposal, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement contains termination rights for both the Company and St. Jude upon various customary circumstances, including if the exchange offer is not completed on or before March 1, 2011, and provides, among other things, that if termination of the Merger Agreement relates to us entering into an acquisition agreement with another party, we will be required to pay St. Jude a termination fee. In such instances, if the alternative transaction is with a party who submitted a proposal received by us prior to 11:59 p.m. Central Time on November 2, 2010 and we notified St. Jude prior to 11:59 p.m. Central Time on November 3,

2010 of our Board’s determination that such proposal was or was reasonably likely to result in a superior proposal to the transaction described in the Merger Agreement, the termination fee will be equal to $21,650,000 (approximately 2% of the equity value for the transaction). In other circumstances when a termination fee is payable under the Merger Agreement, the termination fee payable will be equal to $32,475,000 (approximately 3% of the equity value for the transaction). Under certain circumstances, termination of the Merger Agreement does not preclude St. Jude and Asteroid Subsidiary Corporation from amending and continuing the Offer and promptly disclosing that such Offer is no longer pursuant to the Merger Agreement with AGA.

A copy of the Merger Agreement was attached as Exhibit 2.1 to our Current Report on Form 8-K filed October 18, 2010 and is incorporated herein by reference.

As previously disclosed in Note 17 to our unaudited consolidated financial statements included in Part I, Item 1 of the Form 10-Q for the quarter ended June 30, 2010, in June 2010, the Regional Court in Dusseldorf entered a judgment in our favor relating to our August 2006 patent infringement suit against Occlutech GmbH (“Occlutech”), based in Jena, Germany.  The Regional Court in Dusseldorf awarded us 2.1 million Euros as damages.  Occlutech has appealed the judgment.  In July 2010, as a condition of Occlutech’s appeal, Occlutech paid the Company the damages awarded in the amount of 2.1 million Euros; we did not, however, record a gain in our financial results as the appeal process is not yet complete.  Further, in conjunction with this judgment award, we were required to post a $2.5 million letter of credit with the Regional Court in Dusseldorf. In addition, subsequent to the end of our third fiscal quarter, and relating to our appeal of a 2008 non-infringement declaration in favor of Occlutech in the Patent Court in the Netherlands, on October 19, 2010, the Hague Court of Appeal affirmed the lower court’s ruling.

On October 29, 2010, a putative stockholder class action complaint was filed in Hennepin County District Court, Fourth Judicial District Court, State of Minnesota. The complaint, captioned Michael Rubin v. AGA Medical Holdings, Inc., et al., names as defendants the members of the Company’s Board of Directors, as well as the Company, Parent, Purchaser, Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners IV, L.P., Gougeon Shares, LLC and The Franck L. Gougeon Revocable Trust. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders. The complaint also alleges that the Company’s purported controlling stockholders owed fiduciary duties to the Company’s minority stockholders in connection with the transaction and breached such duties. The plaintiff further claims that Parent and its subsidiaries aided and abetted the purported breaches of fiduciary duty. The complaint alleges, inter alia, that in approving the proposed transaction between the Company and Parent, Company Board members accepted an inadequate price, failed to make full disclosure, and utilized unreasonable deal protection devices and that the Company Board members acted to put their personal interests ahead of the interests of Company stockholders. The complaint seeks injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief. The Company believes the plaintiff’s allegations lack merit. The foregoing description is qualified in its entirety by reference to the complaint, which is filed as Exhibit 99.1 hereto and is incorporated herein by reference.

On October 28, 2010, a putative stockholder class action complaint was filed in the Delaware Court of Chancery. The complaint, captioned Jennifer Walling v. AGA Medical Holdings, Inc., et al., names as defendants the members of the Company’s Board of Directors, as well as the Company, Parent and Purchaser. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders and further alleges that the Company and Parent aided and abetted the purported breaches of fiduciary duty. The complaint alleges, inter alia, that in approving the proposed transaction between the Company and Parent, Company Board members accepted an inadequate price, failed to make full disclosure, and utilized unreasonable deal protection devices and that the Company Board members acted to put their personal interests ahead of the interests of Company stockholders. The complaint seeks injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief. The Company believes the plaintiff’s allegations lack merit. The foregoing description is qualified in its entirety by reference to the complaint, which is filed as Exhibit 99.2 hereto and is incorporated herein by reference.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, statements related to the following: (i) pending litigation, (ii) regulatory approval of our products and the results of clinical trials; (iii) our market position; (iv) our anticipated future cash flows, liquidity requirements, and sources of liquidity; (v) our expected merger with St. Jude Medical, Inc.; and (vi) any statements about our plans, strategies and prospects.  These statements are based on the beliefs of management as well as assumptions made by, and information currently available to, us. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These factors include, among other things:

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

•                  the delay or termination of our expected merger with St. Jude Medical, Inc., and the likelihood of additional costs and diversion of management attention associated with completing the transaction and defending lawsuits related thereto; and

•              other risks and uncertainties, disclosed in our filings with the Securities and Exchange Commission, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 4, 2010.

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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading innovator and manufacturer of medical devices for the minimally invasive treatment of structural heart defects and vascular abnormalities.  Our AMPLATZER occlusion devices offer transcatheter treatments that have been clinically shown to be highly effective in defect closure.  Our devices and delivery systems use relatively small catheters and can be retrieved and repositioned prior to release from the delivery cable, enabling optimal placement without the need to repeat the procedure or use multiple devices.  We are the only manufacturer with occlusion devices approved to close seven different structural heart defects, and we believe we have the leading market positions in the United States and Europe for each of our devices.  We sell our devices to interventional cardiologists, interventional radiologists, vascular surgeons and electrophysiologists in 112 countries through a combination of direct sales and the use of distributors, with international markets representing 60.5% and 62.4% of our net sales for the three and nine months ended September 30, 2010, respectively, and 61.6% and 61.2% of our net sales for the three and nine months ended September 30, 2009, respectively.  Included in the percentage for international markets is Italy, which represented 9.8% and 10.9% of our net sales for the three and nine months ended September 30, 2010, respectively, and 10.9% and 11.7% of our net sales for the three and nine months ended September 30, 2009, respectively.

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

In addition, we have leveraged our core competencies in braiding nitinol and designing transcatheter delivery systems to develop products for the treatment of certain vascular abnormalities.  Our first products in this area, which we launched in the United States in September 2003 and in Europe in January 2004, are vascular plugs for the closure of abnormal blood vessels that develop outside the heart.  A second version of our vascular plug was approved and launched in the United States and Europe in August 2007, and a third version was approved in Europe in May 2008.  A third and fourth version of our vascular plugs were approved in Europe in May 2008 and July 2009, respectively.

Recent Developments

On October 15, 2010, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with St. Jude Medical, Inc., a Minnesota company (“St. Jude”), and its indirect wholly owned subsidiary, Asteroid Subsidiary Corporation, a Delaware corporation. Pursuant to the Merger Agreement, on October 20, 2010, Asteroid Subsidiary Corporation commenced an exchange offer to purchase all of our outstanding shares of our common stock at a purchase price of $20.80 per share, payable in cash and/or St. Jude common stock, at the tendering stockholders’ election, subject to proration and adjustment as provided in the Merger Agreement, in order for 50% of the total consideration payable in the exchange offer consist of cash and 50% to consist of St. Jude common stock. The exchange offer will remain open for at least 20 business days and will expire, unless extended or terminated in accordance with its terms, at 12:00 midnight (one minute after 11:59 p.m.), New York City time, on the evening of November 17, 2010. As soon as practicable after the consummation of the exchange offer and satisfaction or waiver of certain conditions set forth in the Merger Agreement, Asteroid Subsidiary Corporation will merge with and into AGA Medical Holdings, Inc., and AGA Medical Holdings, Inc. will become a direct wholly-owned subsidiary of St. Jude Medical, which is expected to be followed by a second merger of AGA Medical Holdings, Inc. into another wholly-owned subsidiary of St. Jude.

The Merger Agreement provides that completion of the exchange offer will be subject to certain conditions, including (i) stockholders holding a majority of our outstanding common shares tendering in the exchange offer, calculated on a fully-diluted basis, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any non-U.S. antitrust, competition or similar notification or clearance laws, (iii) St. Jude’s registration statement on Form S-4, relating to the St. Jude common stock to be issued in the exchange offer, being declared effective by the Securities and Exchange Commission, and (iv) the absence of a Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The exchange offer is not conditioned on the ability of St. Jude or Asteroid Subsidiary Corporation to obtain third party financing.

The Merger Agreement also includes customary covenants governing the conduct of our business prior to completion of the merger, including the use of commercially reasonable efforts to operate our business in the ordinary course until the effective time of the merger. We have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposal, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement contains termination rights for both the Company and St. Jude upon various customary circumstances, including if the exchange offer is not completed on or before March 1, 2011, and provides, among other things, that if termination of the Merger Agreement relates to us entering into an acquisition agreement with another party, we will be required to pay St. Jude a termination fee. In such instances, if the alternative transaction is with a party who submitted a proposal received by us prior to 11:59 p.m. Central Time on November 2, 2010 and we notified St. Jude prior to 11:59 p.m. Central Time on November 3, 2010 of our Board’s determination that such proposal was or was reasonably likely to result in a superior proposal to the transaction described in the Merger Agreement, the termination fee will be equal to $21,650,000 (approximately 2% of the equity value for the transaction). In other circumstances when a termination fee is payable under the Merger Agreement, the termination fee payable will be equal to $32,475,000 (approximately 3% of the equity value for the transaction). Under certain circumstances, termination of the Merger Agreement does not preclude St. Jude and Asteroid Subsidiary Corporation from amending and continuing the Offer and promptly disclosing that such Offer is no longer pursuant to the Merger Agreement with AGA.

If our expected merger with St. Jude Medical, Inc. (“St. Jude”) is completed, we expect St. Jude to prepay approximately $207 million of our currently outstanding debt.

A copy of the Merger Agreement was attached as Exhibit 2.1 to our Current Report on Form 8-K filed October 18, 2010 and is incorporated herein by reference.

Recent Acquisitions

Effective January 1, 2009, we began direct distribution in Canada, Portugal, France, and the Netherlands as we purchased on such date the distribution rights, inventory and intangible assets from our distributors in these countries. The aggregate purchase price of these acquisitions totaled $10.8 million, consisting of cash payments of $6.1 million, the discounted value of $1.4 million in additional guaranteed payments and the discounted value of up to $3.3 million in additional contingent payments if certain revenue goals were achieved in fiscal year 2009. On April 1, 2009, we paid our former French distributor $1.4 million in such additional guaranteed payments.  During the quarter ended March 31, 2010, we paid all of the contingent payments due in January 2010, which had a fair value of $3.4 million, the contingent payable amounts as of December 31, 2009.

Effective January 1, 2009, we began direct distribution in Italy as a result of our purchase on January 8, 2009 of certain distribution rights, inventory, equipment, intangible assets and goodwill from our former Italian distributor. The aggregate purchase price was $41.0 million, consisting of cash payments of $26.6 million, the discounted value of $9.2 million in additional guaranteed payments and the discounted value of up to $5.2 million in additional contingent payments if certain revenue goals are achieved during the first three years following completion of the acquisition. In addition, on April 1, 2009, we paid our former Italian distributor $2.0 million in other contingent payments for non-revenue based performance.  In January 2010, we paid $1.3 million relating to the fiscal year 2009 contingent payment and $3.1 million relating to the January 2010 guaranteed payment.

On January 5, 2009, in order to finance, in part, the acquisition of the assets of our former Italian distributor, AGA Medical issued to an affiliate of Welsh, Carson, Anderson & Stowe IX, L.P., our controlling stockholder, (1) $15.0 million in aggregate principal amount of our 10% senior subordinated notes due 2012 issued in 2009 (the “2009 notes”), and (2) 1,879 shares of Series B preferred stock, which shares of Series B preferred stock were converted to 95,562 shares of our common stock immediately prior to completion of our initial public offering in October 2009. As a result, the discounted issue value of the 2009 notes was $13.1 million.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales.  Net sales for the quarter ended September 30, 2010 increased 0.6% to $50.5 million from $50.2 million for the same period in 2009. Our family of AMPLATZER Septal Occluder devices represented 51.1% of net product sales for the quarter ended September 30, 2010 and 54.8% of net product sales for the quarter ended September 30, 2009.  AMPLATZER PFO Occluder devices represented 13.4% and 14.5% of net sales for the quarters ended September 30, 2010 and 2009, respectively. Vascular plugs represented 10.1% of net product sales for the quarter ended September 30, 2010 and 7.2% of net product sales for the quarter ended September 30, 2009.  All other devices represented 13.0% and 11.9% of net product sales for the quarters ended September 30, 2010 and 2009, respectively.  Accessories, including delivery systems, represented 12.4% and 11.6% of net product sales for the quarters ended September 30, 2010 and 2009, respectively. Of the total $0.3 million increase in net sales, $0.6 million was derived from U.S. net sales, which represented an increase of 3.4% compared to U.S. net sales for the same period in 2009, offset by a decrease of $0.3 million derived from international net sales, which represented a decrease of 1.1% compared to international net sales for the same period in 2009.  The $0.3 million increase in international and U.S. net sales was primarily due to $2.0 million derived from higher volume of units sold, an increase of $0.6 million in freight revenue, restocking fees and adjustments to sales return reserves, offset by a decrease of $1.8 million due to the effects of the appreciation of the U.S. dollar against foreign currencies, and by a decrease of $0.5 million derived from changes in product and geography mix on our international product sales. Sales growth from the prior year quarter was negatively impacted by several items including the significant impact of currency, the delay in receiving FDA clearance for our Amplatzer Vascular Plug 4 and the temporary inability to import and sell products into India.  This was resolved in early October and the company has since resumed shipments.  The company also experienced a continued delay in the issuance of a significant government tender in a Latin American country.  U.S. net sales and international net sales represented 39.5% and 60.5%, respectively, of our total net sales for the quarter ended September 30, 2010, compared to 38.4% and 61.6%, respectively, for the same period in 2009.  International direct net sales represented 66.0% and 66.8% of total international net sales for the quarters ended September 30, 2010 and 2009, respectively.

Cost of goods sold.  Cost of goods sold for the quarter ended September 30, 2010 increased 2.7% to $6.8 million from $6.6 million for the same period in 2009. The increase was primarily due to higher volume of units sold and product and geography sales mix. Gross margins decreased to 86.6% for the quarter ended September 30, 2010 from 86.8% for the quarter ended September 30, 2009.  Excluding the impact of the stronger dollar currency and holding everything else constant, gross margins would have been 86.9% for the quarter ended September 30, 2010.

Selling, general and administrative.  Selling, general and administrative expenses for the quarter ended September 30, 2010 decreased 7.5% to $23.5 million from $25.4 million for the same period in 2009. This decrease of $1.9 million primarily resulted from a decrease in legal expenses and the effects of the appreciation of the U.S. dollar against foreign currencies. These decreases were offset by increased costs related to expanding our direct sales force in several European countries and North America associated with the growth of our business.  As a percentage of net sales, our selling, general and administrative expenses for the quarter ended September 30, 2010 decreased to 46.6% compared to 50.7% for the same period in 2009.

Research and development.  Research and development expenses for the quarter ended September 30, 2010 increased 42.7% to $12.0 million from $8.4 million for the same period in 2009. This increase was primarily attributable to spending increases for new clinical trials and strong patient enrollment for existing trials during the quarter ended September 30, 2010, and partially attributable to increased headcount and outside testing to support both our pre-clinical and development efforts compared with the same period in 2009. As a percentage of net sales, our research and development expenses for the quarter ended September 30, 2010 increased to 23.8% from 16.8% for the same period in 2009.

Amortization of intangible assets.  Amortization expenses for the quarter ended September 30, 2010 decreased 2.4% to $5.0 million compared to $5.1 million for the same period in 2009. As a percentage of net sales, amortization of intangible assets for the quarter ended September 30, 2010 decreased to 9.8% from 10.1% for the same period in 2009.

Change in purchase consideration.  Change in purchase consideration for the quarter ended September 30, 2010 included a benefit of $0.9 million compared with a benefit of $0.4 million for the same period in 2009.  The benefit recorded in the quarter ended September 30, 2010 was derived from the reduction in fair value of the contingent payment obligation resulting from the acquisition of distribution rights from our former distributor in Italy. The benefit recorded in the quarter ended September 30, 2009 was derived from a $0.6 million reduction in fair value of the contingent payment obligations resulting from the acquisition of distribution rights from former distributors in Italy, Canada, and the Netherlands, offset by a $0.2 million increase in fair value of the contingent payment obligations resulting from the acquisitions of distributor rights from former distributors in Portugal and France.

Interest income.  Interest income for the quarter ended September 30, 2010 decreased to $17,000 from $20,000 for the same period in 2009.

Interest expense.  Interest expense for the quarter ended September 30, 2010 decreased 30.7% to $2.8 million from $4.0 million for the same period in 2009. The $2.8 million includes a $0.4 million non-cash charge representing a portion of the unamortized debt discount associated with the $15.0 million senior subordinated notes  which we prepaid to the extent of $5.0 million during the quarter.  The decrease in interest expense reflects the reduction in overall debt, which was directly attributable to the use of the proceeds from the initial public offering in 2009 and lower average interest rates for the quarter ended September 30, 2010.  This was partially offset due to the on-going accretion of the discount associated with the Medtronic litigation settlement charge.

Other income (expense), net. Other income (expense), net for the quarter ended September 30, 2010 was an expense of $0.5 million, as compared to income of $0.3 million for the same period in 2009, mainly as a result of foreign exchange losses in the quarter ended September 30, 2010 compared to foreign exchange gains in the quarter ended September 30, 2009.

Income tax benefit.  Income tax benefit for the quarter ended September 30, 2010 was $0.6 million as compared to a $0.9 million benefit for the same period in 2009, primarily due to foreign and federal tax return true-ups and the release of valuation allowances against foreign subsidiaries’ net operating losses and other tax assets.

Net income.  Net income for the quarter ended September 30, 2010 was $1.5 million as compared to net income of $2.2 million for the same period in 2009. The decrease in net income was primarily attributable to higher research and development expense during the quarter ended September 30, 2010, as discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net sales.  Net sales for the nine months ended September 30, 2010 increased 7.6% to $155.5 million from $144.5 million for the same period in 2009. Our family of AMPLATZER Septal Occluder devices represented 50.9% of net product sales for the nine months ended September 30, 2010 and 55.1% of net product sales for the nine months ended September 30, 2009.  AMPLATZER PFO Occluder devices represented 13.9% and 15.0% of net sales for the nine months ended September 30, 2010 and 2009, respectively. Vascular plugs represented 10.0% of net product sales for the nine months ended September 30, 2010 and 7.0% of net product sales for the nine months ended September 30, 2009.  All other devices represented 13.2% and 11.1% of net product sales for the nine months ended September 30, 2010 and 2009, respectively.  Accessories, including delivery systems, represented 12.0% and 11.8% of net product sales for the nine months ended September 30, 2010 and 2009, respectively. Of the total $11.0 million increase in net sales, $8.5 million was derived from international net sales, which represented an increase of 9.6% compared to international net sales for the same period in 2009, and $2.5 million was derived from increased U.S. net sales, which represented an increase of 4.4% compared to U.S. net sales for the same period in 2009.  The $11.0 million increase in international and U.S. net sales was primarily due to $14.6 million derived from higher volume of units sold and a $0.9 million increase in freight revenue, restocking fees and adjustments to sales return reserves.  These increases were offset by a decrease of $3.1 million relating to changes in product and geography mix and a $1.4 million decrease due to changes in currency compared to the same period in 2009.  Sales growth from the year ago period was negatively impacted by several items including the significant impact of currency, the delay in receiving FDA clearance for our Amplatzer Vascular Plug 4 and the temporary inability to import and sell products into India.  This was resolved in early October and the company has since resumed shipments.  The company also experienced a continued delay in the issuance of a significant government tender in a Latin American country.  U.S. net sales and international net sales represented 37.6% and 62.4%, respectively, of our total net sales for the nine months ended September 30, 2010, compared to 38.8% and 61.2%, respectively, for the same period in 2009.  International direct net sales represented 67.5% and 68.2% of total international net sales for the nine months ended September 30, 2010 and 2009, respectively.

Cost of goods sold.  Cost of goods sold for the nine months ended September 30, 2010 decreased 7.8% to $21.8 million from $23.6 million for the same period in 2009. This decrease in cost of goods sold was mainly attributable to $3.7 million of prior year expenses associated with the repurchase of inventory from former distributors whose distribution rights were acquired in January 2009, partially offset by higher volume of units sold and product and geography sales mix. Gross margins increased to 86.0% for the nine months ended September 30, 2010 from 83.7% for the nine months ended September 30, 2009. Excluding the $3.7 million of repurchased inventory charges in 2009, gross margins for the nine months ended September 30, 2009 were 86.3%.  Gross margin for the nine months ended September 30, 2010 was 86.4% on a constant currency basis.

Selling, general and administrative.  Selling, general and administrative expenses for the nine months ended September 30, 2010 increased 2.0% to $73.4 million from $71.9 million for the same period in 2009. This increase of $1.5 million was due to an increase in costs related primarily to expanding our direct sales force in several European countries and North America associated with the expansion of our business, and offset by a decrease in general and administrative expenses, primarily due to lower legal fees and the effects of the appreciation of the U.S. dollar against foreign currencies.  As a percentage of net sales, our selling, general and administrative expenses for the nine months ended September 30, 2010 decreased to 47.2% compared to 49.7% for the same period in 2009.

Research and development.  Research and development expenses for the nine months ended September 30, 2010 increased 35.1% to $33.6 million from $24.9 million for the same period in 2009. This increase was primarily attributable to spending increases for new clinical trials and higher patient enrollment for existing trials during the nine months ended September 30, 2010, and partially attributable to increased headcount to support both our pre-clinical and development efforts compared with the same period in 2009. As a percentage of net sales, our research and development expenses for the nine months ended September 30, 2010 increased to 21.6% from 17.2% for the same period in 2009.

Litigation settlement.  The litigation settlement expense of $31.9 million for the nine months ended September 30, 2010 was attributable to the settlement reached with Medtronic related to the Jervis patent lawsuit, as described in more detail in Note 9 to our unaudited consolidated financial statements included in Part I, Item 1 of this Report, and represents the discounted value of the $35.0 million settlement to be paid over four years.

Amortization of intangible assets. Amortization expenses for the nine months ended September 30, 2010 decreased 0.3% to $14.9 million compared to $15.0 million for the same period in 2009. As a percentage of net sales, amortization of intangible assets for the nine months ended September 30, 2010 decreased to 9.6% from 10.4% for the same period in 2009.

Change in purchase consideration.  Change in purchase consideration for the nine months ended September 30, 2010 included a benefit of $1.1 million compared with a benefit of $1.1 million for the same period in 2009.  The benefit recorded in the nine months ended September 30, 2010 is derived from the reduction in fair value of the contingent payment obligation resulting from the acquisition of distribution rights from our former distributor in Italy. The benefit recorded in the nine months ended September 30, 2009 is derived from a $1.3 million reduction in fair value of the contingent payment obligations resulting from the acquisition of distribution rights from former distributors in Italy and Canada, offset by a $0.2 million increase in fair value of the contingent payment obligations resulting from the acquisitions of distributor rights from former distributors in Portugal and France.

Investment loss.  The $2.4 million loss in 2009 reflected a write-off of our investment in Ample Medical, Inc., a privately-held, early stage company focused on pre-clinical studies relating to the development of minimally invasive devices to treat structural heart defects.  For additional information, see Note 14 to our unaudited consolidated financial statements included in Part I, Item 1 of this Report.

Interest income.  Interest income for the nine months ended September 30, 2010 decreased to $77,000 from $80,000 for the same period in 2009.

Interest expense.  Interest expense for the nine months ended September 30, 2010 decreased 40.6% to $7.2 million from $12.1 million for the same period in 2009. The $7.2 million includes a $0.4 million non-cash charge representing  a portion of the unamortized debt discount associated with the $15.0 million senior subordinated notes which we prepaid to the extent of $5.0 million during the period.  The decrease in interest expense reflects the reduction in overall debt, which was directly attributable to the use of the proceeds from the initial public offering in 2009 and lower average interest rates for the nine months ended September 30, 2010.  This was partially offset by the accretion of the discount associated with the Medtronic litigation settlement charge taken in the first quarter of 2010.

Other income (expense), net.  Other income (expense), net for the nine months ended September 30, 2010 was an expense of $0.7 million, as compared to income of $1.6 million for the same period in 2009, mainly as a result of foreign exchange losses for the nine months ended September 30, 2010 compared to foreign exchange gains for the nine months ended September 30, 2009.

Income tax expense (benefit).  Income tax benefit for the nine months ended September 30, 2010 was $10.7 million as compared to a $0.6 million benefit for the same period in 2009, due to lower pre-tax income, primarily resulting from the Medtronic litigation settlement.

Net loss.  Net loss for the nine months ended September 30, 2010 was $16.1 million as compared to net loss of $2.0 million for the same period in 2009. The increase to the net loss was primarily attributable to the litigation settlement expense incurred in the first quarter of 2010 and higher research and development expense during the nine-months ended September 30, 2010, as discussed in more detail above.

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

Restricted cash balances that are pledged as collateral for letters of credit affect our liquidity.  The majority of letters of credit are issued in currencies other than U.S. dollar.  Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our liquidity and require increases to our restricted cash balances.  As of September 30, 2010, we had restricted cash of $8.3 million compared to $3.3 million as of December 31, 2009, an increase of $5.0 million.    Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit were issued.

Cash Flows

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 increased to $12.1 million from $6.8 million of net cash provided in operating activities for the nine months ended September 30, 2009. This increase was primarily attributable to the following changes in cash flows for the nine months ended September 30, 2010 compared to the same period in 2009:  a $24.4 million increase to the provision related to Medtronic litigation, a net $2.2 million increase in non-cash items, including depreciation, amortization, debt discount accretion, write-off of unamortized discount on long-term debt, deferred financing cost amortization, and stock-based compensation expense, and a net increase of  $5.3 million related to changes in working capital balances and a $2.4 million decrease in losses on our equity investment due to our impairment and write-off of this investment during March 2009, which were partially offset by a $14.1 million increase in net loss and a $10.1 million decrease in deferred taxes.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 decreased to $12.6 million from $45.0 million for the same period in 2009. This decrease was primarily attributable to the following changes in cash flows for the nine months ended September 30, 2010 compared to the same period in 2009:  a $28.6 million decrease related to acquisitions of distribution rights from former distributors and a $5.1 million decrease in purchases of property and equipment, which was partially offset by a $4.1 million increase in restricted cash and a $2.8 million increase in proceeds from litigation settlement related to the Occlutech litigation.

Cash Flows Provided by (used in) Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2010 was a use of cash of  $4.2 million as compared to $28.2 million provided by financing activities for the same period in 2009.  This decrease was primarily attributable to the following changes in cash flows for the nine months ended September 30, 2010 compared to the same period in 2009:  $10.0 million total increase in payments to long-term debt and payments to our revolving credit facility, a $10.0 million decrease in amounts drawn under our revolving credit facility, and a $15.0 million decrease from the issuance of notes, which factors were partially offset by a $0.3 million increase in cash from the issuance of common stock under employee stock purchase plan and $1.0 million increase in cash from proceeds from exercise of stock options, and a $1.0 million decrease in cash used for payments of deferred financing fees.

Cash Position and Indebtedness

Our total gross indebtedness exclusive of discounts was $222.3 million at December 31, 2009 and $241.3 million at September 30, 2010.

As of September 30, 2010, our senior secured credit facility consisted of a $215.0 million seven-year Tranche B term loan facility and a revolving credit facility. The Tranche B term loan facility matures on April 28, 2013.  On April 14, 2010, we borrowed

$5.0 million under the revolving credit facility to provide sufficient funds to pay Medtronic $7.5 million due under the settlement and license agreement entered into on March 26, 2010.  On May 13, 2010, we repaid $5.0 million under the revolving credit facility.

On August 3, 2010, our revolving credit facility was increased from $25.0 million to $40.0 million, with a new maturity date of January 28, 2013.  The maturity date will be January 28, 2012 if the senior subordinated notes due 2012 have not been retired in full by January 28, 2012.  No change was made to the guarantors, collateral, the representations and warranties or the covenants.  We incurred deferred financing fees of approximately $0.7 million that will be recorded to interest expense over the term of the revolving credit facility.

As of September 30, 2010, we did not have outstanding borrowings under our revolving credit facility and had $197.0 million outstanding under our Tranche B term loan facility.

Our senior secured credit facility contains customary covenants, including restrictions on our ability to incur indebtedness, grant liens, pay dividends, sell our assets, effect a change of control, use funds for capital expenditures, make investments, make optional payments or modify debt instruments, or enter into sale and leaseback transactions. Our senior secured credit facility also requires us to maintain compliance with specified financial covenants. As of September 30, 2010, we were in compliance with all of our financial covenants specified in our senior secured credit facility. Our senior secured credit facility also contains customary events of default. Upon the occurrence of an event of default, lenders thereunder may cease to make loans and declare amounts outstanding to be immediately due and payable. The indebtedness under our senior secured credit facility is secured by a perfected first priority security interest in all of our tangible and intangible assets (including, without limitation, intellectual property, owned real property and all of our capital stock and each direct and indirect subsidiaries, provided that no assets of any foreign subsidiary is included as collateral and no more than 65% of the voting stock of any first-tier foreign subsidiary is required to be pledged).

The following table sets forth the amounts outstanding under our Tranche B term loan facility and our revolving credit facility, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder as of September 30, 2010. As discussed under the subsection of this Part I, Item 2 entitled “Recent Developments,” if the transactions contemplated by the Merger Agreement are completed, St. Jude expects to prepay a portion of our debt.

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(dollars in millions)
Revolving Credit Facility	4.76%	$—	$40.0
Tranche B Term Loan Facility	2.50%	197.0	—
Total		$197.0	$40.0

In addition to our Tranche B term loan facility and our revolving credit facility, as of September 30, 2010, we had $10.0 million outstanding aggregate principal amount of 2009 notes. The effective interest rate of the 2009 notes at September 30, 2010 was 19.1%, compounded semiannually.  In September 2010 the Company made a prepayment of $5.0 million, reducing the principal balance from $15.0 million to $10.0 million.  In conjunction with the voluntary prepayment the Company recorded a non-cash charge of $0.4 million representing the related portion of the unamortized debt discount.  As part of the securities purchase agreement entered into in connection with the issuance of the 2009 notes, AGA Medical issued 1,879 shares of Series B preferred stock valued at $1.9 million to the purchaser of the 2009 notes, which shares of Series B preferred stock were converted to 95,562 shares of our common stock immediately prior to completion of our initial public offering. As a result, the discounted issue value of the 2009 notes was $13.1 million. As of September 30, 2010, the accreted value of the outstanding 2009 notes on our balance sheet was $9.3 million. The $1.9 million of discount from the face value is being accreted on our balance sheet to the 2009 notes repayment amount utilizing the effective interest rate. The original issue discount has been recognized as interest expense of $0.5 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2009, respectively.  The interest expense for the three and nine months ended September 30, 2010 includes $0.4 million write-off of the unamortized debt discount recorded in conjunction with $5.0 million prepayment made in September 2010.  Total original issue discount recorded to interest expense from date of issuances of notes is $1.2 million.  Interest on the 2009 notes is payable on a semiannual basis in arrears on January 1 and July 1 of each year.

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

PART I — FINANCIAL INFORMATION

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately $89.1 million, or 44.8% and $65.8 million, or 42.3%, of our net sales were denominated in foreign currencies for the year ended December 31, 2009 and the nine months ended September 30, 2010, respectively. Selling, marketing and general costs related to these foreign currency sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. For sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

In the first quarter of 2009, we initiated a foreign currency hedging program. The objectives of the program are to reduce earnings volatility due to movements in foreign currency markets, limit loss in foreign currency-denominated cash flows, and preserve the operating margins of our foreign subsidiaries. We generally use foreign currency forward contracts to hedge transactions related to known inter-company sales and inter-company debt. We also may hedge firm commitments. These contracts generally relate to our European operations and are denominated primarily in Euros and sterling. All of our foreign exchange contracts are recognized on the balance sheet at their fair value. We do not enter into foreign exchange contracts for speculative purposes. We recorded losses from foreign currency forward contracts of $2.3 million and $0.5 million for the three and nine months ended September 30, 2010, respectively and we recorded gains from foreign currency forward contracts of $0.3 million and $0.2 million for the three and nine months ended September 30, 2009, respectively.  These are reflected on the consolidated statement of operations in the other income (expense), net line.  Amounts on our balance sheet at September 30, 2010 and December 31, 2009 are immaterial.

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

On August 3, 2010, our revolving credit facility was increased from $25.0 million to $40.0 million, with a new maturity date of January 28, 2013.  The maturity date will be January 28, 2012 if the senior subordinated notes due 2012 have not been retired in full by January 28, 2012.  No change was made to the guarantors, collateral, the representations and warranties or the covenants.  We incurred deferred financing fees of approximately $0.7 million that will be recorded to interest expense over the term of the revolving credit facility.

As of September 30, 2010, we had outstanding borrowings of $197.0 million under the Tranche B term loan facility and no amounts outstanding under our revolving credit facility as of September 30, 2010 and December 31, 2009.

ITEM 4.  Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2010 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Explanatory note: Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (1) “we,” “us,” “our” and the “Company” refer collectively to AGA Medical Holdings, Inc.  and its consolidated subsidiaries and (2) “AGA Medical” refers to AGA Medical Corporation, a wholly-owned subsidiary of the Company.

Item 1.  Legal Proceedings.

On October 29, 2010, a putative stockholder class action complaint was filed in Hennepin County District Court, Fourth Judicial District Court, State of Minnesota. The complaint, captioned Michael Rubin v. AGA Medical Holdings, Inc., et al., names as defendants the members of the Company’s Board of Directors, as well as the Company, Parent, Purchaser, Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners IV, L.P., Gougeon Shares, LLC and The Franck L. Gougeon Revocable Trust. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders. The complaint also alleges that the Company’s purported controlling stockholders owed fiduciary duties to the Company’s minority stockholders in connection with the transaction and breached such duties. The plaintiff further claims that Parent and its subsidiaries aided and abetted the purported breaches of fiduciary duty. The complaint alleges, inter alia, that in approving the proposed transaction between the Company and Parent, Company Board members accepted an inadequate price, failed to make full disclosure, and utilized unreasonable deal protection devices and that the Company Board members acted to put their personal interests ahead of the interests of Company stockholders. The complaint seeks injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief. The Company believes the plaintiff’s allegations lack merit. The foregoing description is qualified in its entirety by reference to the complaint, which is filed as Exhibit 99.1 hereto and is incorporated herein by reference.

On October 28, 2010, a putative stockholder class action complaint was filed in the Delaware Court of Chancery. The complaint, captioned Jennifer Walling v. AGA Medical Holdings, Inc., et al., names as defendants the members of the Company’s Board of Directors, as well as the Company, Parent and Purchaser. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders and further alleges that the Company and Parent aided and abetted the purported breaches of fiduciary duty. The complaint alleges, inter alia, that in approving the proposed transaction between the Company and Parent, Company Board members accepted an inadequate price, failed to make full disclosure, and utilized unreasonable deal protection devices and that the Company Board members acted to put their personal interests ahead of the interests of Company stockholders. The complaint seeks injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief. The Company believes the plaintiff’s allegations lack merit. The foregoing description is qualified in its entirety by reference to the complaint, which is filed as Exhibit 99.2 hereto and is incorporated herein by reference.

Management believes that the claims involved in these complaints are without merit and does not expect the litigations to have a material adverse effect on our business, financial condition, or results of operations. We will, however, incur costs and diversion of management resources in defending the claims. Moreover, because litigation is inherently uncertain, we cannot guarantee that the outcome of these litigations will be favorable to us, that the litigation will not delay or prevent completion of the transactions contemplated by the Merger Agreement, or that material damages will not be awarded against us.

In addition, other than the Occlutech judgment, Medtronic litigation settlement and the Gore litigation described in Note 9 to our unaudited consolidated financial statements included in Part I, Item 1 of this Report:  Commitments and Contingencies (Litigation), there have been no material changes in the information provided under the heading “Legal Proceedings” in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010.

Item 1A.  Risk Factors.

If our merger transaction with St. Jude Medical, Inc. is not completed or is delayed, our share price, business and results of operations may materially suffer.

It is possible the merger transaction with St. Jude Medical, Inc. might not be completed or could be delayed for a number of reasons. If the consummation of the merger is delayed or otherwise not consummated within the contemplated time periods or not at all, we could suffer a number of consequences that may adversely affect our business, results of operations and share price materially, including:

•                  a loss of revenue and market position that we may not be able to regain if the proposed transactions are not consummated;

•                  damage to our relationships with our customers, suppliers, and other business partners;

•                  a potential obligation to pay a $32.5 million (or, in certain circumstances, $21.7 million)  termination fee depending on the reasons for terminating the merger transaction;

•                  significant costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses;

•                  key employees may be lost during the pendency of the merger and our relationships with employees may be damaged; and

•                  business and organizational opportunities may be lost due to covenants in the merger agreement that restrict certain actions by us prior to completion of the merger

A lawsuit has been filed and additional lawsuits may be filed against us and the members of our board of directors arising out of the merger transaction with St. Jude Medical, Inc.

On October 29, 2010, a putative stockholder class action complaint was filed in Hennepin County District Court, Fourth Judicial District Court, State of Minnesota. The complaint, captioned Michael Rubin v. AGA Medical Holdings, Inc., et al., names as defendants the members of the Company’s Board of Directors, as well as the Company, Parent, Purchaser, Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners IV, L.P., Gougeon Shares, LLC and The Franck L. Gougeon Revocable Trust. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders. The complaint also alleges that the Company’s purported controlling stockholders owed fiduciary duties to the Company’s minority stockholders in connection with the transaction and breached such duties. The plaintiff further claims that Parent and its subsidiaries aided and abetted the purported breaches of fiduciary duty. The complaint alleges, inter alia, that in approving the proposed transaction between the Company and Parent, Company Board members accepted an inadequate price, failed to make full disclosure, and utilized unreasonable deal protection devices and that the Company Board members acted to put their personal interests ahead of the interests of Company stockholders. The complaint seeks injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief.

On October 28, 2010, a putative stockholder class action complaint was filed in the Delaware Court of Chancery. The complaint, captioned Jennifer Walling v. AGA Medical Holdings, Inc., et al., names as defendants the members of the Company’s Board of Directors, as well as the Company, Parent and Purchaser. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders and further alleges that the Company and Parent aided and abetted the purported breaches of fiduciary duty. The complaint alleges, inter alia, that in approving the proposed transaction between the Company and Parent, Company Board members accepted an inadequate price, failed to make full disclosure, and utilized unreasonable deal protection devices and that the Company Board members acted to put their personal interests ahead of the interests of Company stockholders. The complaint seeks injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief.

As a result of entering into the Merger Agreement and engaging in the transactions contemplated thereby, we may become subject to additional lawsuits on behalf of stockholders alleging that our directors breached their fiduciary duties, challenging the fairness of the consideration to be received by stockholders, or making other claims regarding the fairness of the Merger Agreement and the transactions contemplated thereby. Such lawsuits may seek to prevent completion of the merger transaction or to rescind the transaction after it has occurred. We may also be subject to litigation related to any failure to complete the transaction or subject to enforcement proceedings to perform our obligations under the Merger Agreement.

The outcome of all litigation is uncertain and we may not be successful in defending against such claims. Moreover, regardless of the outcome of any such lawsuit, it could delay or prevent completion of the transactions contemplated by the Merger Agreement, divert the attention of our management and employees from day-to-day business operations, and otherwise adversely affect our business, financial condition, and results of operations.

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

Unregistered Sales of Equity Securities.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

On August 23, 2010, Dr. Kurt Amplatz extended his research and development contract that was set to expire in December 2010 for an additional five-year term. Dr. Amplatz’s research and development contract is now set to expire in December 2015. A copy of the amendment to Dr. Amplatz’s research and development contract is attached as Exhibit 10.1 and is incorporated herein by reference.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AGA MEDICAL HOLDINGS, INC. (Registrant)

Date: November 9, 2010	By:	/s/ John R. Barr
Name: John R. Barr
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Brigid A. Makes
Name: Brigid A. Makes
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization — incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 18, 2010.
3.1	Form of Amended and Restated Certificate of Incorporation of AGA Medical Holdings, Inc.—incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A filed on October 20, 2009.
3.2	Form of Amended and Restated Bylaws of AGA Medical Holdings, Inc.—incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A filed on October 1, 2009.
10.1*	Amendment, dated August 23, 2010 to Research Agreement with Dr. Kurt Amplatz dated December 23, 2005
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1

Complaint filed on October 29, 2010 in Hennepin County District Court, Fourth Judicial District, State of Minnesota (Rubin v. AGA Medical Holdings, Inc., et al.), incorporated by reference to Exhibit (a)(5)(D) to Amendment No. 1 to the Tender OFFER Statement on Schedule TO filed with the Securities and Exchange Commission by St. Jude Medical, Inc. on October 29, 2010.

99.2

Complaint filed on October 28, 2010 in the Delaware Court of Chancery (Walling v. AGA Medical Holdings, Inc., et al.), incorporated by reference to Exhibit (a)(5)(E) to Amendment No.1 to the Tender OFFER Statement on Schedule TO filed with the Securities and Exchange Commission by St. Jude Medical, Inc. on October 29, 2010

*Filed herewith